Form 10QSB
period 1999-06-30
P B FINANCIAL SERVICES CORP
filed 1999-08-16
CIK 1086173

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                               -------------------

For quarter ended June 30, 1999               Commission File Number
                  -------------                                     ------------

                      THE PB FINANCIAL SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

                               -------------------

          GEORGIA                                              58-2466560
          -------                                              ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

                            9570 MEDLOCK BRIDGE ROAD
                              DULUTH, GEORGIA 30097
                              ---------------------
                         (Address of Principal Executive
                          Offices, including Zip Code)

                                 (770) 814-8100
                                 --------------
                (Issuer's telephone number, including area code)

                                 NOT APPLICABLE
                                 --------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

                               -------------------


Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or Section 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.

                  Yes [ ]                               No  [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

       COMMON STOCK, $5.00 PAR VALUE, 775,375 SHARES AS OF AUGUST 9, 1999

                          PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS


                               THE PEACHTREE BANK

                                  BALANCE SHEET


                                                           June 30, 1999      December 31,
                                                            (Unaudited)           1998
                                                           ------------       ------------
ASSETS
    Cash and due from banks                                $  2,137,748       $    699,291
    Federal funds sold                                        4,430,000          5,490,000
    Investment securities
        Securities available for sale,
         at market value                                      3,838,881          1,526,078
    Loans, net                                               25,399,367          8,047,909
    Property and equipment, net                               3,897,017          3,880,737
    Accrued interest receivable                                 176,004             39,349
    Other assets                                                147,725             76,269
                                                           ------------       ------------
TOTAL ASSETS                                               $ 40,026,742       $ 19,759,633
                                                           ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
        Deposits
             Noninterest-bearing demand                       3,037,600          1,415,664
             Interest-bearing demand and money market        18,146,120          5,013,418
             Savings                                            172,315             76,437
             Time deposits of $100,000 or more                6,423,163          3,808,375
             Other time deposits                              5,536,101          2,294,510
                                                           ------------       ------------
                      Total deposits                         33,315,299         12,608,404
        Accrued interest payable                                 91,066             30,748
        Other liabilities                                        25,793            125,810
                                                           ------------       ------------
             Total liabilities                               33,432,158         12,764,962


Stockholders' equity:
       Common stock, $5.00 par value,
         2,000,000 shares authorized
          775,375 shares issued and outstanding               3,876,875          3,876,875
       Surplus                                                3,861,784          3,861,784
       Accumulated deficit                                   (1,090,423)          (739,337)
       Accumulated other comprehensive loss-
           market valuation reserve on investment
           securities available for sale                        (53,652)            (4,651)
                                                           ------------       ------------
             Total stockholders' equity                       6,594,584          6,994,671
                                                           ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 40,026,742       $ 19,759,633
                                                           ============       ============

                               THE PEACHTREE BANK

                             STATEMENT OF OPERATIONS


                                                                       Six Months     Three Months
                                                                         Ended            Ended
                                                                     June 30, 1999    June 30, 1999
                                                                      (Unaudited)      (Unaudited)
                                                                      -----------       ---------
INTEREST INCOME
    Interest and fees on loans                                        $   833,622       $ 515,247
    Interest on investment securities
        U.S. Government Agency                                             91,101          55,200
    Interest on interest-bearing deposits at banks                            298             298
    Interest on federal funds sold                                        115,073          48,862
                                                                      -----------       ---------
             Total interest income                                      1,040,094         619,607

INTEREST EXPENSE
    Interest-bearing demand and money market                              253,744         156,527
    Savings                                                                 1,124             645
    Time deposits of $100,000 or more                                     129,673          70,879
    Other time deposits                                                    97,111          58,345
    Other borrowings                                                           --              --
                                                                      -----------       ---------
             Total interest expense                                       481,652         286,396

             Net interest income                                          558,442         333,211

PROVISION FOR LOAN LOSSES                                                 176,705          95,238
                                                                      -----------       ---------

             Net interest income after provision for loan losses          381,737         237,973

OTHER OPERATING INCOME
    Service charges on deposit accounts                                    12,585           6,343
    Other income                                                          149,604          80,969
                                                                      -----------       ---------
             Total other income                                           162,189          87,312

OTHER OPERATING EXPENSE
    Salaries and benefits                                                 524,470         261,303
    Occupancy expense, net                                                 55,143          20,326
    Professional and other outside services                                10,434           6,375
    Start-up and organization expenses, net                                    --              --
    Other expense                                                         304,964         161,557
                                                                      -----------       ---------
             Total other operating expense                                895,011         449,561

LOSS BEFORE INCOME TAXES                                                 (351,085)       (124,276)

INCOME TAXES                                                                   --              --

                                                                      -----------       ---------
NET LOSS                                                              $  (351,085)      $(124,276)
                                                                      ===========       =========

BASIC LOSS PER COMMON SHARE                                           $     (0.45)      $   (0.16)

                               THE PEACHTREE BANK
                             STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $   (351,085)
  Adjustments to reconcile net loss to net cash used by
     operating activities:
             Depreciation of premises and equipment               119,491
             Provision for loan losses                            176,705
             Increase in net deferred loan fees                    97,029
             Increase in accrued interest receivable             (136,655)
             Increase in other assets                             (71,456)
             Increase in accrued interest payable                  60,318
             Decrease in other liabilities                       (100,017)
                                                             ------------
  Net cash used by operating activities                          (205,670)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of investment securities available for sale        (2,387,048)
  Loans originated, net of principal repayments               (17,624,734)
  Acquisition of premises and equipment                          (110,986)
                                                             ------------
Net cash used by investing activities                         (20,122,768)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand, money market and savings
      deposits                                                 14,850,516
  Time deposits accepted, net of repayments                     5,856,379
                                                             ------------
Net cash provided by financing activities                      20,706,895

Net increase in cash and cash equivalents                         378,457
Cash and cash equivalents at beginning of period                6,189,291
                                                             ------------
Cash and cash equivalents at end of period                   $  6,567,748
                                                             ============

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes included in the Bank's annual report included on Form S-4 for the year ended December 31, 1998.

The financial statements presented are those of The Peachtree Bank (the "Bank"). On July 15, 1999, The PB Financial Corporation (the "Company") became a successor issuer by acquiring 100% of the outstanding stock of the Bank.

NOTE 2 - ORGANIZATION OF THE BUSINESS

The Peachtree Bank was organized under the laws of the State of Georgia as a state-chartered commercial bank and began its banking operations on October 5, 1998. The PB Financial Service Corporation, a Georgia corporation, was organized on December 11, 1998, at the direction of The Peachtree Bank to serve as a bank holding company for and the sole shareholder of The Peachtree Bank.

On June 29, 1999, the shareholders The Peachtree Bank approved the reorganization of the Bank into a holding company structure, and on July 15, 1999 the Company completed its acquisition of the Bank.

NOTE 3 - LOANS

Loans are reported at the gross amount outstanding, reduced by the net deferred loan fees and a valuation allowance for loan losses. Interest income is recognized over the term of the loans based on the unpaid daily principal amount outstanding. Loan origination fees are deferred and recognized as income over the actual life of the loan using the interest method. Loans are generally placed on nonaccrual status when the payment of principal and/or interest is past due 90 days or more.

         Major classifications of loans are as follows:

                                                   June 30, 1999      December 31, 1998
                                                   -------------      -----------------
Commercial                                          $ 2,872,076          $4,390,348
Real estate-construction                              9,392,930           1,941,946
Real estate-commercial and residential               11,221,687             719,795
Installment loans to individuals                      1,760,484           1,060,415
Real estate-home equity                                 539,622              49,561
-----------------------------------------------------------------------------------
Total loans                                          25,786,799           8,162,065
Less:  Allowance for loan losses                        257,868              81,621
       Net deferred loan fees                           129,564              32,535
-----------------------------------------------------------------------------------
Loans, net                                          $25,399,367          $8,047,909

Through June 30, 1999, loan charge-offs totaled $458, and there were no nonperforming loans

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) is comprised of the following:

                                                       Unrealized
                                                     Gains (Losses)
                                                     On Securities
                                                     -------------
Beginning balance - January 1, 1999                    $ (4,651)
Current period change                                  ($49,001)
Ending balance - June 30, 1999                         ($53,652)


NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

In October 1998, the Bank adopted Statement of Financial Accounting Standards No. 130 (SFAS 130). "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting the components of comprehensive income and requires that all items which are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity and bypass net income. The adoption of Statement 130 had no impact on the Bank's financial condition or results of operations.

Effective December 31, 1998, the Bank adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related information about services, geographic areas, and major customers. The Bank acts as an independent community financial services provider and offers traditional banking services to individual, commercial, and government customers. Because management of the Bank views and operates the Bank as one versus multiple segments for financial reporting purposes, no segmentation of bank operations between service, types of customers and market areas is provided.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for fiscal years beginning after June 15, 1999. Under SFAS 133 a company will recognize all freestanding derivative instruments in the statement of financial position as either assets or liabilities and will measure them at fair value. The difference between a derivative's previous carrying amount and its fair value shall be reported as a transition adjustment presented in net income or other comprehensive income as appropriate in a manner similar to the cumulative effect of a change in accounting principle. This statement also determines the accounting for the changes in fair value of a derivative, depending on the intended use of the derivative and resulting designation. The adoption of SFAS 133 is not expected to have a significant impact on the financial condition or results of operations of the Bank.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At June 30, 1999, total assets of the Bank had grown to $40,026,742. Loans, the primary category of assets, had grown from $8,047,909 at December 31, 1998 to $25,399,367 at June 30, 1999, funded by deposits. Deposits were $33,315,299 at June 30, 1999, up from $12,608,404 at December 31, 1998. Growth in investment securities to $3,838,881 from $1,526,078 during the same period was also funded with deposits.

The Bank reported net income (loss) for the quarter of ($124,276) and for the six months ended June 30th of ($351,085). Net interest income for the six months ended June 30, 1999 was $558,442, attributed to a greater volume of interest earning assets that earn a higher interest rate than the rate paid on interest bearing liabilities. The ratio of loans to deposits was 77% at June 30, 1999.

The provision for loan losses for the six months ended June 30, 1999 was $176,705 and $95,238 for the quarter. The provision for loan losses reflects management's estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately 1.0% of total loans outstanding at June 30, 1999. Management believes that the current allowance of $257,868 is adequate based upon the Bank's loan portfolio and current economic conditions.

Noninterest income for the six months ended June 30, 1999 was $162,189, and $87,312 for the quarter, consisting primarily of mortgage referral fees and service charges on deposit accounts.

Noninterest expense was $895,011 for the first six months of 1999, and $449,561 for the quarter, consisting primarily of salaries and benefits and other operating expenses.

The Bank's net (loss) for the six months ended June 30, 1999 was ($351,085). The loss for the quarter was $124,276. Due to the net operating loss carryforward and the recognition of tax benefits being dependent on future earnings, there was no tax provision.

                                   INVESTMENTS

The investment portfolio consists of federal funds sold and U.S. Government agency obligations, which provide the Bank with a source of liquidity and a long-term and relatively stable source of income. Additionally, the investment portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds and furnishing liquidity to The Peachtree Bank.

                                    LIQUIDITY

The Peachtree Bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors' accounts and to supply new borrowers with funds. To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match these to meet liquidity needs. It is the policy of the Bank to monitor its liquidity to meet regulatory requirements and the local funding requirements.

In addition, the Bank has arrangements with correspondent banks for short-term unsecured advances up to $3,900,000. No amounts were borrowed under these arrangements in 1999.

                                CAPITAL RESOURCES

Management is committed to maintaining capital at a level to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. The following table presents The Peachtree Bank's regulatory capital position at June 30, 1999:

RISK-BASED CAPITAL RATIOS

Tier 1 Capital                                    14.96%
Tier 1 Capital minimum requirement                  4.0%
                                                  -----

Excess                                            10.96%
                                                  -----
Total Capital                                     16.48%
Total Capital minimum requirement                   8.0%
                                                  -----
Excess                                             8.48%
                                                  -----


                                YEAR 2000 ISSUES

The Board and management of The Peachtree Bank consider the Year 2000 ("Y2K") computer processing risk to be a very serious risk for the banking and financial services industry in particular and for all businesses which depend on computer hardware and software to perform the critical functions of their businesses. Y2K computer processing risk is defined as the risk associated with computer hardware or software that fails to process data or to operate in the manner for which it was designed as a result of century date changes. This risk encompasses hardware and software owned leased, licensed, or otherwise used by the Bank or by vendors upon which the Bank depends for mission-critical functions. At the Bank's inception in October 1998, the Board approved a Year 2000 policy and a Y2K Committee. The Committee is headed by senior management and meets at least monthly and regularly reports to the Board of Directors.

The Bank does not use proprietary computer hardware or software. Therefore, the Bank depends upon outsourced data processing services and third party software. During 1999, the Bank Y2K Committee developed a plan to address the Year 2000 issues, and conducted a comprehensive review of hardware and software applications, incorporating guidelines set forth by the FFIEC. The Bank believes that its systems and those of the vendors relied upon for mission-critical functions are currently Year 2000 compliant and does not anticipate that material expenditures will be necessary to implement any modifications. As of June 30, 1999, the Bank had spent approximately $1,225 of the budgeted $3,000 for Year 2000 costs.

As part of its normal business practices, the Bank maintains a disaster recovery plan in the event of emergency situations, some of which could arise from Y2K related problems. The Bank has formulated a Y2K contingency plan that contemplates, among other issues, converting to a manual processing system to enable its customers to be served in the event of a crisis. Even with precautions, occasional interruptions in services provided to the Bank may occur which may affect the Bank's ability to provide its services. For example, interruptions in electrical service can occur from harsh weather, traffic accidents and other incidents. It is possible that such interruptions may occur during the Year 2000 changeover period.


PART II  OTHER INFORMATION


                  ITEM 1.   LEGAL PROCEEDINGS

                  The Bank is not aware of any material pending legal proceedings to which the Bank is a party or to which any of its property is subject.


                  ITEM 2.   CHANGES IN SECURITIES

                  None

                  ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                  None

                  ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS:

                  Proxy statement for Annual Meeting of Shareholders held June 29, 1999


                  ITEM 5.   OTHER INFORMATION

                  None


                  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                  EX-27  Financial Data Schedule (for SEC purposes only)

                  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, whereunto duly authorized.


                  THE PB FINANCIAL SERVICES CORPORATION


                  August 13, 1999                      /s/ KELLY J. JOHNSON
                                                   -----------------------------
                                                   Kelly J. Johnson
                                                   (PRINCIPAL FINANCIAL OFFICER)