Form 10QSB
period 1999-09-30
P B FINANCIAL SERVICES CORP
filed 1999-11-15
CIK 1086173

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                               -------------------

For quarter ended September 30, 1999        Commission File Number
                  ------------------                              --------------

                      THE PB FINANCIAL SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)
                               -------------------

                    GEORGIA                              58-2466560
                    -------                              ----------
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

      COMMON STOCK, $5.00 PAR VALUE, 775,375 SHARES AS OF NOVEMBER 12, 1999
      ---------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION



ITEM 1.      FINANCIAL STATEMENTS

                      THE PB FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                                        The Peachtree
                                                                                             Bank
                                                                 September 30, 1999     December 31,
                                                                     (Unaudited)             1998
                                                                 ------------------     ------------
ASSETS
    Cash and due from banks                                      $        1,711,787     $    699,291
    Federal funds sold                                                   10,770,000        5,490,000
    Investment securities
        Securities available for sale,
         at market value                                                  3,794,479        1,526,078
    Loans, net                                                           33,629,292        8,047,909
    Property and equipment, net                                           3,885,278        3,880,737
    Accrued interest receivable                                             211,700           39,349
    Other assets                                                            168,439           76,269
                                                                 ------------------     ------------
TOTAL ASSETS                                                     $       54,170,975     $ 19,759,633
                                                                 ==================     ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
        Deposits
             Noninterest-bearing demand                                   4,826,246        1,415,664
             Interest-bearing demand and money market                    17,813,022        5,013,418
             Savings                                                        138,878           76,437
             Time deposits of $100,000 or more                           15,653,847        3,808,375
             Other time deposits                                          9,002,463        2,294,510
                                                                 ------------------     ------------
                      Total deposits                                     47,434,456       12,608,404
        Accrued interest payable                                            145,375           30,748
        Other liabilities                                                   103,423          125,810
                                                                 ------------------     ------------
             Total liabilities                                           47,683,254       12,764,962


Stockholders' equity:
       Common stock, $5.00 par value,
         2,000,000 shares authorized at December 31, 1998
         10,000,000 shares authorized at September 30, 1999
          775,375 shares issued and outstanding                           3,876,875        3,876,875
       Surplus                                                            3,861,784        3,861,784
       Accumulated deficit                                               (1,198,747)        (739,337)
       Accumulated other comprehensive loss-
           market valuation reserve on investment
           securities available for sale                                    (52,191)          (4,651)
                                                                 ------------------     ------------
             Total stockholders' equity                                   6,487,721        6,994,671
                                                                 ------------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $       54,170,975     $ 19,759,633
                                                                 ==================     ============

                      THE PB FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                                         Nine Months           Three Months
                                                                            Ended                  Ended
                                                                      September 30, 1999    September 30, 1999
                                                                          (Unaudited)            (Unaudited)
                                                                      ------------------    ------------------
INTEREST INCOME
    Interest and fees on loans                                        $        1,581,132    $          752,510
    Interest on investment securities
        U.S. Government Agency                                                   145,632                54,531
    Interest on interest-bearing deposits at banks                                 4,471                 4,173
    Interest on federal funds sold                                               159,670                44,597
                                                                      ------------------    ------------------
             Total interest income                                             1,890,905               855,811

INTEREST EXPENSE
    Interest-bearing demand and money market                                     449,545               195,802
    Savings                                                                        1,940                   815
    Time deposits of $100,000 or more                                            244,232               114,561
    Other time deposits                                                          192,276                95,163
    Other borrowings                                                                  --                    --
                                                                      ------------------    ------------------
             Total interest expense                                              887,993               406,341

             Net interest income                                               1,002,912               449,470

PROVISION FOR LOAN LOSSES                                                        256,616                79,911
                                                                      ------------------    ------------------

             Net interest income after provision for loan losses                 746,296               369,559

OTHER OPERATING INCOME
    Service charges on deposit accounts                                           28,088                15,503
    Other income                                                                 196,478                46,873
                                                                      ------------------    ------------------
             Total other income                                                  224,566                62,376

OTHER OPERATING EXPENSE
    Salaries and benefits                                                        785,460               260,989
    Occupancy expense, net                                                       251,644                93,143
    Professional and other outside services                                       72,559                62,125
    Start-up and organization expenses, net                                           --                    --
    Other expense                                                                320,609               119,003
                                                                      ------------------    ------------------
             Total other operating expense                                     1,430,272               535,260

LOSS BEFORE INCOME TAXES                                                        (459,410)             (103,325)

INCOME TAXES                                                                          --                    --
                                                                      ------------------    ------------------
NET LOSS                                                              $         (459,410)   $         (103,325)
                                                                      ==================    ==================

BASIC LOSS PER COMMON SHARE                                           $            (0.59)   $            (0.13)

                      THE PB FINANCIAL SERVICES CORPORATION
                             STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)




CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $   (459,410)
  Adjustments to reconcile net loss to net cash used by
     operating activities:
             Depreciation of premises and equipment               190,438
             Provision for loan losses                            256,616
             Increase in net deferred loan fees                   121,983
             Increase in accrued interest receivable             (172,351)
             Increase in other assets                             (92,170)
             Increase in accrued interest payable                 114,627
             Decrease in other liabilities                        (22,387)
                                                             ------------
  Net cash used by operating activities                           (62,654)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of investment securities available for sale        (2,261,356)
  Loans originated, net of principal repayments               (25,959,524)
  Acquisition of premises and equipment                          (250,022)
                                                             ------------
Net cash used by investing activities                         (28,470,902)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand, money market and savings
      deposits                                                 16,272,627
  Time deposits accepted, net of repayments                    18,553,425
                                                             ------------
Net cash provided by financing activities                      34,826,052

Net increase in cash and cash equivalents                       6,292,496
Cash and cash equivalents at beginning of period                6,189,291
                                                             ------------
Cash and cash equivalents at end of period                   $ 12,481,787
                                                             ============

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes included in the Bank's annual report included on Form S-4 for the year ended December 31, 1998.

On July 15, 1999, The PB Financial Corporation (the "Company") became a successor issuer by acquiring 100% of the outstanding stock of The Peachtree Bank (the "Bank"). Therefore, the financial statements presented for the nine-month period and the three-month period ended September 30, 1999 are consolidated.



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

         Major classifications of loans are as follows:


                                            September 30, 1999        December 31, 1998
                                            ------------------        -----------------

Commercial                                  $        3,272,697       $        4,390,348
Real estate-construction                            11,212,141                1,941,946
Real estate-commercial and residential              15,428,699                  719,795
Installment loans to individuals                     3,382,644                1,060,415
Real estate-home equity                                825,408                   49,561

                                            ------------------       ------------------
Total loans                                         34,121,589                8,162,065
Less:  Allowance for loan losses                       337,779                   81,621
       Net deferred loan fees                          154,518                   32,535
                                            ------------------       ------------------
Loans, net                                  $       33,629,292       $        8,047,909


Through September 30, 1999, loan charge-offs totaled $458, and there were no nonperforming loans


NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) is comprised of the following:


                                                              Unrealized
                                                              Gains (Losses)
                                                              On Securities
                                                              -------------

Beginning balance - January 1, 1999                           $      (4,651)
Current period change                                         $     (47,540)
                                                              -------------
Ending balance - September 30, 1999                           $     (52,191)


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At September 30, 1999, total assets of the Company had grown to $54,170,975. Loans, the primary category of the Bank's assets, had grown from $8,047,909 at December 31, 1998 to $33,629,292 at September 30, 1999, funded by deposits. Deposits were $47,434,456 at September 30, 1999, up from $12,608,404 at December 31, 1998. Growth in federal funds sold and investment securities during the same period was also funded with deposits.

The Company reported net income (loss) for the quarter of ($103,325) and for the nine months ended September 30th of ($459,410). Net interest income for the nine months ended September 30, 1999 was $1,002,912, attributed to a greater volume of interest earning assets that earn a higher interest rate than the rate paid on interest bearing liabilities. The ratio of loans to deposits was 71% at September 30, 1999.

The provision for loan losses for the nine months ended September 30, 1999 was $256,616 and $79,911 for the quarter. The provision for loan losses reflects management's estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately 1.0% of total loans outstanding at September 30, 1999. Management believes that the current allowance of $337,779 is adequate based upon the Bank's loan portfolio and current economic conditions.

Noninterest income for the nine months ended September 30, 1999 was $224,566, and $62,376 for the quarter, consisting primarily of mortgage referral fees and service charges on deposit accounts.

Noninterest expense was $1,430,272 for the first nine months of 1999, and $535,260 for the quarter, consisting primarily of salaries and benefits and other operating expenses.


The Company's net (loss) for the nine months ended September 30, 1999 was ($459,410). The loss for the quarter was $103,325. Due to the net operating loss carryforward and the recognition of tax benefits being dependent on future earnings, there was no tax provision.


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

                                CAPITAL RESOURCES

Management is committed to maintaining capital at a level to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. The following table presents The Peachtree Bank's regulatory capital position at September 30, 1999:


RISK-BASED CAPITAL RATIOS

Tier 1 Capital                              12.72%
Tier 1 Capital minimum requirement            4.0%
                                            -----
Excess                                       8.72%
                                            -----
Total Capital                               13.34%
Total Capital minimum requirement             8.0%
                                            -----

Excess                                       5.34%
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

The Bank does not use proprietary computer hardware or software. Therefore, the Bank depends upon outsourced data processing services and third party software. During 1999, the Bank Y2K Committee developed a plan to address the Year 2000 issues, and conducted a comprehensive review of hardware and software applications, incorporating guidelines set forth by the FFIEC. The Bank believes that its systems and those of the vendors relied upon for mission-critical functions are currently Year 2000 compliant and does not anticipate that material expenditures will be necessary to implement any modifications. As of September 30, 1999, the Bank had spent approximately $2,700 of the budgeted $3,000 for Year 2000 costs.

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

Even with this uncertainty, the Bank has confidence in our preparedness for the millenium change and in our ability to continue to successfully operate and handle customer transactions.

PART II  OTHER INFORMATION


                  ITEM 1.   LEGAL PROCEEDINGS

                  The Company is not aware of any material pending legal proceedings to which the Company is a party or to which any of its property is subject.


                  ITEM 2.   CHANGES IN SECURITIES

                  None

                  ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                  None

                  ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS:

                  None


                  ITEM 5.   OTHER INFORMATION

                  None


                  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                  27 Financial Data Schedule (for SEC use only)

                  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, whereunto duly authorized.


                  THE PB FINANCIAL SERVICES CORPORATION



                  November 15, 1999             /s/ MONTY G. WATSON.
                                                --------------------------------
                                                Monty G. Watson, President and
                                                Chief Executive Officer



                  November 15, 1999             /s/ KELLY J. JOHNSON
                                                --------------------------------
                                                Kelly J. Johnson, Senior Vice
                                                President and Chief Financial
                                                Officer
                                                (PRINCIPAL FINANCIAL OFFICER)