Form 10KSB
period 1999-12-31
P B FINANCIAL SERVICES CORP
filed 2000-03-30
CIK 1086173

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                  FORM 10-KSB
(Mark One)

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

             [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _____________to _____________

                      Commission File Number ____________

                     THE PB FINANCIAL SERVICES CORPORATION
                 (Name of small business issuer in its charter)

            GEORGIA                                           58-2466560
            -------                                           ----------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)

             9570 MEDLOCK BRIDGE ROAD, DULUTH, GEORGIA      30097
           -------------------------------------------   ----------
           (Address of principal executive offices)      (Zip Code)

Issuer's telephone number (770) 814-8100
                          --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, Par Value $5 Per Share
------------------------------------

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or Section 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.

                  Yes [X]                          No  [ ]
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $3,324,687

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
$5,555,000
                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. 775,375 as of March 15, 2000

Transitional Small Business Disclosure format (check one):   Yes  [ ]  No  [X]

A WARNING ABOUT FORWARD-LOOKING STATEMENTS


Certain statements in this Annual Report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements general can be identified by the use of forward-looking terminology such as "may", "will", "expect", "estimate", "anticipate", "believe", "target", "plan", "project", or "continue" or the negatives hereof or other variations thereon or similar terminology and are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for fiscal 2000 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.


                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

                                  THE COMPANY

In July 1999, The PB Financial Services Corporation (the "Company") became effective as the holding company for The Peachtree Bank (the "Bank") upon regulatory approvals by the FDIC, the Georgia Department of Banking and Finance, and the Federal Reserve, followed by shareholder approval. The Company was organized to serve as a bank holding company for and the sole shareholder of The Peachtree Bank. The holding company structure provides flexibility for expansion of the Company's banking business through the possible acquisition of other financial institutions and the provision of additional banking-related services that a traditional commercial bank may not provide under present laws. In addition, the holding company structure makes it easier to raise capital for the Bank. For example, banking regulations require the Bank to maintain a minimum ratio of capital to assets. In the event that the Bank's growth prevents it from maintaining this minimum ratio, the Company may borrow funds, subject to capital adequacy guidelines of the Federal Reserve, and contribute them to the capital of the Bank and otherwise raise capital in a manner unavailable to the Bank under the existing banking regulations.

The Company has no present plans to acquire any additional operating subsidiaries. The Company may, however, make additional acquisitions in the future in the event that the acquisitions are deemed to be in the best interests of the Company and its shareholders. Any future acquisitions would be subject to certain regulatory approvals and requirements. See "Business - Bank Holding Company Regulation."

                                    THE BANK
GENERAL

In January, 1998, the Georgia Department of Banking and Finance and the FDIC granted final approval to the organizers of The Peachtree Bank to organize the Bank as a state-chartered commercial bank and for FDIC insurance of the Bank's deposits. The Bank began its banking operations on October 5, 1998.


The Bank is a full-service commercial bank, specializing in the banking needs of individuals and small-to medium-sized businesses and professional affiliations. The Bank offers personal and business checking accounts, money market accounts, interest-bearing accounts, savings accounts, and various types of certificates of deposit. The Bank also offers installment loans, real estate loans, construction loans, second mortgage loans, commercial loans and home equity lines of credit. It also acts as an issuing agent for U.S. Savings Bonds, travelers checks, money orders and cashier's checks. It offers ATM cards, debit cards, official bank checks, telephone banking, bank by mail, direct deposit of payroll and social security checks and wire transfer facilities. The Bank has a drive-in teller facility, and automatic teller machine offering 24-hour transactions, safe deposit boxes and night depository facilities.

MARKET AREA AND COMPETITION

The Bank competes with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in the Bank's market area. Currently, 27 financial institutions, with 11 offices, operate in the Bank's primary market area of northeast Fulton County and western Gwinnett County, Georgia. Several of the financial institutions located in the Bank's market area are large regional banks, such as Wachovia, SunTrust, SouthTrust, First Union and Bank of America. The larger regional banks' presence in the area is through branch offices, however, with many of the customer service functions, as well as authority for loan approval, being located outside of the Bank's primary market area. The Bank competes with the larger regional banks as well as other financial institutions in its market area by emphasizing its local management and ownership and by focusing on personal service to its customers and strong community involvement.

DEPOSITS

The bank offers a wide range of commercial and consumer deposit accounts, including checking accounts, money market accounts, a variety of certificates of deposit, and IRA accounts. The Bank attracts deposits with an aggressive marketing plan, a broad product line, and competitive products and services. The Bank pays competitive interest rates on money market accounts and certificates of deposit and has implemented a service charge fee schedule competitive with other financial institutions in the Bank's market area. The primary sources of deposits are northeast Fulton County, Georgia and western Gwinnett County, Georgia residents and businesses and their employees.

LOAN PORTFOLIO

GENERAL. The Bank engages in a broad range of lending activities, including real estate-related loans, construction loans for residential and commercial properties, consumer/installment loans and home equity lines of credit to individuals, and commercial loans with particular emphasis on small-and medium sized businesses and professional concerns. The principal economic risk associated with each category of loans is the creditworthiness of the borrower. General economic conditions and the strength of the services and retail market segments affect borrower creditworthiness. Risks associated with real estate loans also include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and, in the case of commercial borrowers, the quality of the borrower's management. In addition, a commercial borrower's ability to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services, and to respond effectively to these changes, are significant factors in determining risks associated with the creditworthiness of a commercial borrower. Other economic factors affecting a commercial borrower's ability to repay a loan include interest, inflation, employment rates, customers, suppliers and employees.

LOAN CATEGORIES. The Bank makes commercial real estate loans, construction and development loans, and residential real estate loans in and around its primary market area. The Bank also makes commercial loans where the Bank takes a security interest in real estate out of an abundance of caution, but not as the principal collateral for the loan. The Bank also makes home equity loans which are classified as consumer loans.

COMMERCIAL REAL ESTATE LOANS. Commercial real estate loan terms are generally limited to five years or less. Although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates generally will not be fixed for a period exceeding 60 months. The Bank generally charges an origination fee on this type of loan. Credit risk on commercial real estate loans is managed by: 1) emphasizing loans on owner-occupied office and retail buildings; 2) limiting the ratio of the principal amount of the loan to the value of the collateral, as established by an independent appraisal, to generally no more than 80%, and 3) requiring that the net projected cash flow available for debt service comfortably exceed the debt service requirement.

In addition, the Bank may require personal guarantees from the property owners supported by the Bank's review of the owners' personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower's management. The Bank tries to limit its risk by analyzing borrowers' cash flow and collateral value on an ongoing basis.

CONSTRUCTION AND DEVELOPMENT LOANS. Construction and development loans are made both on a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, the loan is considered to be made on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be made on a speculative basis. Construction and development loans made on a pre-sold basis are generally made with a term of nine months and interest is paid monthly. Typically the ratio of the principal amount of the loan to the discounted cash flow value of the collateral, as established by independent appraisal, generally does not exceed 75%. Speculative loans are based on the borrower's financial strength and cash flow position. The ratio of the principal amount of the loan to the discounted cash flow value of the collateral generally does not exceed 75% on speculative loans. Speculative loans, as of December 31, 1999, were 56% of total construction loans. Loan proceeds are disbursed as the project is completed and only after the project has been inspected by an experienced construction lender or board approved appraiser. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

COMMERCIAL LOANS. The bank makes commercial loans to small-and medium-sized businesses and professional concerns. The terms of these loans vary by their purpose and underlying collateral. The Bank typically makes equipment loans for a term of seven years or less at fixed or variable rates, with the loan being fully amortized over the term. The financed equipment generally secures equipment loans, and the ratio of the amount of the loan to the value of the financed equipment generally or other collateral is generally 75% or less. Loans to support working capital typically have terms of one year or less and usually are secured by accounts receivable, inventory and/or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, the principal is typically repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is typically due at maturity. The quality of the commercial borrower's management, its ability to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services, and its ability to respond effectively to such changes are significant factors in a commercial borrower's continued creditworthiness.

CONSUMER LOANS. The Bank makes a variety of loans to individuals for personal, family and household purposes, including secured and unsecured lines of credit. Consumer loan repayments follow standard banking practices for repayment considering local area market conditions and competition. Because depreciable assets such as boats, cars and trailers secure many consumer loans, the Bank amortizes these loans over the useful life of the asset. The loan officer reviews the borrower's past credit history, past income level, debt history and, when applicable, cash flow to determine the impact of all of these factors on the borrower's ability to make future payments as agreed.

INVESTMENTS

At December 31, 1999, investment securities comprised approximately 11% of the Bank's assets, with net loans comprising approximately 64% of assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States. The Bank also engages in Federal funds transactions with its principal correspondent banks and acts as a net seller of such funds. The sale of Federal funds amounts to a short-term loan from the Bank to another bank.

ASSET/LIABILITY MANAGEMENT

The Bank's objective is to manage its assets and liabilities to provide a satisfactory and consistent level of profitability within the framework of established cash, loan, investment, borrowing, and capital policies. Certain Bank officers are responsible for developing and monitoring policies and procedures that ensure acceptable composition of the asset/liability mix. Management's overall philosophy is to support asset growth primarily through the growth of core deposits, which include deposits of all categories made by individuals, partnerships, and corporations. Management seeks to invest the largest portion of the Bank's assets in commercial, construction, and consumer loans.

The Bank's asset/liability mix is monitored daily, and a report reflecting interest-sensitive assets and interest-sensitive liabilities is prepared and presented to the Bank's Board of Directors monthly. The objective of this regular review is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings.

EMPLOYEES

At December 31, 1999, the Company employed 15 full time employees and 6 part-time employees through its subsidiary, the Bank. The Company considers its relationship with its employees to be excellent.

SELECTED STATISTICAL INFORMATION

The following statistical information is provided for The PB Financial Services Corporation for the year ended December 31, 1999 and for The Peachtree Bank for the year ended December 31, 1998. The data is presented using daily average balances. This data should be read in conjunction with the financial statements appearing elsewhere in this Annual Report.

AVERAGE BALANCE SHEETS AND INTEREST RATES

The tables below show the year-end average balances for each category of interest earning assets and interest-bearing liabilities for the year ended December 31, 1999 and for the period from inception (October 5, 1998) through December 31, 1998, and the average rate of interest earned or paid thereon.

                                                               December 31, 1999
                                                             (Dollars in Thousands)
                                                      ----------------------------------
                                                       Average                    Yield/
                                                       Balance       Interest      Rate
                                                      ---------      --------     ------

AVERAGE ASSETS

Interest-earning assets:
Investment securities                                 $   4,002       $   233       5.82%
Interest-earning due from banks                              82             4       4.88%
Federal funds sold                                        5,432           269       4.95%
Net loans (including loan fees)(1)                       25,142         2,507       9.97%
                                                      ---------       -------       ----
Total interest-earning assets                            34,658         3,013       8.69%
                                                                      -------       ----

Cash and due from banks                                   1,263
Other assets                                              4,190
                                                      ---------
Total average assets                                  $  40,111
                                                      =========

AVERAGE LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
Deposits:
Interest-bearing demand                               $  14,401           639       4.44%
Savings                                                     124             3       2.42%
Time                                                     14,946           815       5.45%
Repurchase agreements and borrowings                         75             4       5.33%
                                                      ---------       -------       ----
Total interest-bearing liabilities                       29,546         1,461       4.94%
                                                                      -------       ----

Noninterest-bearing deposits                              3,596
Other liabilities                                           254
                                                      ---------
Total average liabilities                                33,396

Stockholders' equity                                      6,715
                                                      ---------
Total average liabilities and
stockholders' equity                                  $  40,111
                                                      =========

Excess of interest-bearing assets over
interest-bearing liabilities                          $   5,112
                                                      ---------
Ratio of interest-earning assets to
interest-bearing liabilities                             117.30%
                                                      =========
Net interest income                                                   $ 1,552
                                                                      =======

Net interest spread                                                                 3.75%
                                                                                    ====

Net yield on average interest-earning assets                                        4.48%
                                                                                    ====

(1) All loans are accruing interest. Interest earned on net loans includes $357,008 in loan fees.

                                                                 December 31, 1998
                                                              (Dollars in Thousands)
                                                      -------------------------------------
                                                      Average                        Yield/
                                                      Balance          Interest       Rate
                                                      -------          --------      ------

AVERAGE ASSETS

Interest-earning assets:
Investment securities                                $      882       $      12       5.44%
Interest-earning due from banks                              --              --
Federal funds sold                                        6,701              85       5.07%
Net loans (including loan fees) (1)                       3,382             104      12.30%
                                                     ----------       ---------      -----
Total interest-earning assets                            10,965             201       7.32%
                                                                      ---------       ----

Cash and due from banks                                   1,026
Other assets                                              1,460
                                                     ----------
Total average assets                                 $   13,451
                                                     ==========

AVERAGE LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
Deposits:
Interest-bearing demand                              $    3,124              32       4.10%
Savings                                                      41              --       2.25%
Time                                                      3,624              51       5.63%
Repurchase agreements                                       489               7       5.73%
                                                     ----------       ---------      -----
Total interest-bearing liabilities                        7,278              90       4.95%
                                                                      ---------      -----

Noninterest-bearing deposits                                540
Other liabilities                                           311
                                                     ----------
Total average liabilities                                 8,129

Stockholders' equity                                      5,322
                                                     ----------
Total average liabilities and
stockholders' equity                                 $   13,451
                                                     ==========

Excess of interest-bearing assets over
interest-bearing liabilities                         $    3,687
                                                     ----------
Ratio of interest-earning assets to
interest-bearing liabilities                             150.66%
                                                     ==========
Net interest income                                                   $     111
                                                                      =========

Net interest spread                                                                   2.37%
                                                                                     -----

Net yield on average interest-earning assets                                          1.01%
                                                                                     -----

(1) All loans are accruing interest. Interest earned on net loans includes $33,119 in loan fees.

RATE AND VOLUME ANALYSIS. The following table reflects the changes in net interest income resulting from changes in interest rates and from asset and liability volume. The change in interest attributable to rate has been determined by applying the change in rate between years to average balances outstanding in the later year. The change in interest due to volume has been determined by applying the rate from the earlier year to change in average balance outstanding between years. Thus, changes that are not solely due to volume have been consistently attributed to rate.

                                                                     YEAR ENDED DECEMBER 31,
                                                                          1999 VS. 1998
                                                          ----------------------------------------------
                                                          INCREASE                 CHANGES DUE TO
                                                            (DE-             ---------------------------
                                                          CREASE)              RATE              VOLUME
                                                          --------           --------           --------
                                                                      (DOLLARS IN THOUSANDS)
                                                          ----------------------------------------------

Income from interest-earning assets:
  Interest on taxable investment securities               $    221           $      4           $    217
  Interest on deposits at other banks                            4                 --                  4
  Interest on federal funds sold                               184                 21               (292)
  Interest and fees on loans                                 2,403                (84)             2,487
                                                          --------           --------           --------
           Total interest income                             2,812                (59)             2,416

Expense from interest-bearing liabilities:
  Demand and money market                                      607                  8                593
  Savings                                                        3                  0                  3
  Time deposits of $100,000 or more                            764                 (5)               769
  Repurchase agreements and borrowings                          (3)                (4)               (45)
                                                          --------           --------           --------
           Total interest expense                            1,371                 (1)             1,321

           Net interest income                            $  1,441           $    (58)          $  1,095
                                                          ========           ========           ========

ASSET/LIABILITY MANAGEMENT. The following table sets forth the distribution of the repricing of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 1999, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Bank's customers. In addition, various assets and liabilities indicted as repricing within the same period may in fact reprice at different times within such period and at different rates.

                                                                  At December 31, 1999
                                                                Maturing or Repricing in
                                           ------------------------------------------------------------------------
                                                            Four
                                            Three           Months          One to
                                            Months          to 12            Five           Over 5
                                           or Less          Months          Years            Years          Total
                                           --------        --------        --------        --------        --------

Interest-earning assets:
  Federal funds sold                       $  7,476        $     --        $     --        $     --        $  7,476
  Investment securities                          --              --           6,799              --           6,799
  Loans                                      20,191           1,281          17,953             873          40,298
                                           --------        --------        --------        --------        --------
    Total interest-earning assets          $ 27,667        $  1,281        $ 24,752        $    873        $ 54,573
                                           ========        ========        ========        ========        ========

Interest-bearing liabilities
  Deposits
    Interest-bearing demand and
    savings                                $ 18,225        $     --        $     --        $     --        $ 18,225
    Time deposits                            16,355          12,683           1,412              --          30,450
  Short term borrowings                       1,797              --              --              --           1,797
  Other borrowings                               --              73              --              --              73
                                           --------        --------        --------        --------        --------
    Total interest-bearing
      liabilities                          $ 36,377        $ 12,756        $  1,412        $     --        $ 50,545
                                           ========        ========        ========        ========        ========

Interest sensitivity difference
  per period                               $ (8,710)       $(11,475)       $ 23,340        $    873        $  4,028
                                           ========        ========        ========        ========        ========
Cumulative interest sensitivity
  difference                               $ (8,710)       $(20,185)       $  3,155        $  4,028
                                           ========        ========        ========        ========
Cumulative difference to total
  assets                                      -13.9%          -32.2%            5.0%            6.4%
                                           ========        ========        ========        ========

The above schedule excludes stock in Federal Home Loan Bank of $120,100 which has no contractual maturity.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react, in different degrees, or at different points in time, to changes in market interest rates. Changes in interest rates, prepayment rates, early withdrawal levels and the ability of borrowers to service their debt, among other factors, may vary significantly from the assumptions made in the table.

The Company actively manages the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on the Company due to the rate variability and short-term maturities of its earning assets. In particular, approximately 53% of the loan portfolio is comprised of loans that are variable rate terms or short-term obligations.


TYPES OF LOANS. The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans. Management is not aware of any additional concentrations.

       Major classifications of loans are as follows:

                                                      December 31, 1999        December 31, 1998
                                                      -----------------        -----------------

Commercial                                              $  5,645,589              $  4,390,348
Real estate-construction                                  11,910,797                 1,941,946
Real estate-commercial and residential                    18,453,654                   719,795
Installment loans to individuals                           2,956,114                 1,060,415
Real estate-home equity                                    1,331,965                    49,561
                                                        ------------              ------------
Total loans                                               40,298,119                 8,162,065
Less:  Allowance for loan losses                             399,991                    81,621
           Net deferred loan fees                            134,686                    32,535
Loans, net                                              $ 39,763,442              $  8,047,909
                                                        ------------              ------------

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

Through December 31, 1999, loan charge-offs totaled $458, and there were no nonaccrual or nonperforming loans.

As of December 31, 1999, there were no loans that are classified for regulatory purposes as doubtful, substandard or special mention which (1) represent or result from trends or uncertainties that management reasonably expects will materially impact future operating results, liquidity or capital resources, or
2) represent material credits about with management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. During 1999, all loans had accrued interest.

Maturities of loans were as follows at December 31, 1999: (Dollars in thousands)


Maturity:
  Within 1 year               $  21,472
  1 to 5 years                   17,953
  Over 5 years                      873
                              ---------

      Total                   $  40,298
                              =========

For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates at December 31, 1999:

                                                    Due After
                                     Due in        1 Year but
                                     1 Year        Less Than     Due After
                                     or Less        5 Years       5 Years       Total
                                    ---------      ----------    ---------     --------
                                                    (Dollars in thousands)

Interest category:
  Predetermined interest rate       $   2,754      $  17,953      $   873      $ 21,580
  Floating interest rate               18,718             --           --        18,718

             Total                  $  21,472      $  17,953      $   873      $ 40,298
                                    =========      =========      =======      ========

The following summarizes the activity in the allowance for loan losses for the following periods:

                                                                       December 31,
                                                        ----------------------------------------
                                                            1999                        1998
                                                        ------------                ------------

Average amount of loans outstanding                     $ 25,142,297                $  3,382,000
                                                        ============                ============

Balance at beginning of period                          $     81,621                $         --

Charge-offs:
  Commercial                                                      --                          --
  Real estate-construction                                        --                          --
  Real estate-commercial and residential                          --                          --
  Installment loans to individuals                              (458)                         --
  Real estate-home equity                                         --                          --
                                                        ------------                ------------

     Total charge-offs                                          (458)                         --
                                                        ------------                ------------

Recoveries:
  Commercial                                                      --                          --
  Real estate-construction                                        --                          --
  Real estate-commercial and residential                          --                          --
  Installment loans to individuals                                --                          --
  Real estate-home equity                                         --                          --
                                                        ------------                ------------

     Total recoveries                                             --
                                                        ------------                ------------

Net charge-offs                                                 (458)                         --
Provision charged to operations                              318,828                      81,621
                                                        ------------                ------------

Balance at end of year                                  $    399,991                $     81,621
                                                        ============                ============

Ratio of net charge-offs during the period
  to average loans outstanding during the
  period                                                       0.002%                      0.000%
                                                        ============                ============

The allowance was allocated as follows at December 31, 1999:

                                                             Percentage of
                                                             Loans in Each
                                                              Category to
                                                  Amount      Total Loans
                                                  ------     ------------
                                                 (Dollars in Thousands)

  Commercial                                      $ 56            14%
  Real estate-construction                         120            30%
  Real estate-commercial and residential           184            46%
  Installment loans to individuals                  28             7%
  Real estate-home equity                           12             3%
  Unallocated                                       --            --
                                                  ----           ---
           Total                                  $400           100%
                                                  ----           ---

SUMMARY OF LOAN LOSS EXPERIENCE. The provision for possible loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncorrectable. Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to operating expense are past loan experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions, and other relevant factors. The Company's allowance for loan losses was approximately $400,000 at December 31, 1999, representing .99% of year end total loans outstanding, compared with $82,000 at December 31, 1998, representing 1.00% of year end total loans outstanding. The allowance for loan losses is reviewed continuously based on management's evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible loan losses on the loans outstanding.

Based on management's best estimate, approximately 14% of the allowance should be allocated to commercial loans, 30% to real estate-construction loans, 46% to real estate-commercial and residential loans, 7% to installment loans, and 3% to home equity loans as of December 31, 1999.

TYPES OF INVESTMENTS

The amortized cost and estimated market value of securities available for sale are as follows:

                                      Amortized             Unrealized           Unrealized               Market
                                         Cost                  Gains               Losses                 Value
                                      ----------            ----------           -----------            ----------

December 31, 1999:
U.S. Government agencies              $3,499,068            $       --            $   94,273            $3,404,795
Mortgage-backed securities             3,299,550                    --                51,182             3,248,368
Equity securities                        120,100                    --                    --               120,100
                                      $6,918,718            $       --            $  145,455            $6,773,263

                                      Amortized             Unrealized           Unrealized               Market
                                         Cost                  Gains               Losses                 Value
                                      ----------            ----------           -----------            ----------

December 31, 1998:
  U.S. Government agencies            $1,000,000            $    2,030            $    7,810            $  994,220
  Mortgage-backed securities             533,124                    --                 1,266               531,858
                                      $1,533,124            $    2,030            $    9,076            $1,526,078

The Company does not have investments to one issuer totaling more than 10% of equity.

MATURITIES. The carrying amounts of investment securities in each category as of December 31, 1998 and 1999 are shown in the following tables according to maturity:

                                   United States       Weighted        Mortgage         Weighted
                                    Government          Average        Backed            Average
December 31. 1999                    Agencies           Yield         Securities          Yield
                                   -------------       --------       ----------        --------
                                                         (Dollars in thousands)

Maturities
  Within one year                    $   --                 0%          $   --                 0%
  After 1 through 5 years             3,499              5.62%           3,300              6.50%
  After 5 years                          --                 0%              --                 0%
                                     ------              ----           ------              ----

Total                                $3,499              5.62%          $3,300              6.50%
                                     ======              ====           ======              ====

The above schedule excludes stock in Federal Home Loan Bank of $120,100 which has no contractual maturity. Mortgage backed security maturities are based on the average life at the projected repayment speed.

DEPOSITS

Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits, for the periods indicated are presented below:

                                        Average         Average
December 31, 1999                       Amount         Rate Paid
                                       --------        ---------

Deposits:
  Noninterest-bearing demand          $   3,596         0.00%
  Interest-bearing demand                14,401         4.44%
  Savings                                   124         2.42%
  Time                                   14,946         5.45%
                                      --------

           Total                      $ 33,067
                                      ========

Maturities of time certificates of deposit of $100,000 or more outstanding and other time deposits at December 31, 1999 are summarized as follows:

                           (Dollars in thousands)

Months to maturity:
  3 or less                     $ 16,355
  3 to 6                           3,862
  6 to 12                          8,821
  Over 12                          1,412
                                --------

           Total                $ 30,450
                                ========

RETURN ON ASSETS AND SHAREHOLDERS' EQUITY

The following rate of return information for the periods indicated is presented below.

                                            Year Ended December 31,
                                          -------------------------
                                          1999                 1998
                                          ----                 ----

Return on assets(1)                      (.91%)               (5.5%)
Return on equity(2)                      (5.5%)              (13.9%)
Dividend payout ratio(3)                   --                   --
Equity to assets ratio(4)                16.7%                39.6%

(1)      Net income (loss) divided by average total assets
(2)      Net income (loss) divided by average equity
(3)      Dividends declared per share
(4)      Average equity divided by average total assets

SUPERVISION AND REGULATION


         Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

BANK HOLDING COMPANIES

         Since the Company owns all of the capital stock of The Peachtree Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

         ACQUISITIONS OF BANKS. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

- Acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

-        Acquiring all or substantially all of the assets of any bank; or

-        Merging or consolidating with any other bank holding company.

         Under the Bank Holding Company Act, an adequately capitalized and adequately managed bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank which has only been existence for a limited amount of time or an acquisition which may result in specified concentrations of deposits.

         CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or a company acquires 10% or more, but less than 25%, of any class of voting securities and either the bank holding company has registered securities under Section 12 of the Securities Act of 1934, or no other person owns a greater percentage of that class of voting securities immediately after the transaction.

         PERMITTED ACTIVITIES. Under the Bank Holding Company Act, a bank holding company, which has not qualified or elected to become a financial holding company is generally prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless prior to the enactment of the Gramm-Leach-Bliley Act the Federal Reserve found those activities to be so closely related to banking as to be a proper incident to the business of a banking. Activities that the Federal Reserve has found to be so closely related to banking to be a proper incident to the business of banking include:

-        factoring accounts receivable,
-        acquiring or servicing loans,
-        leasing personal property,
-        conducting discount securities brokerage activities,
-        performing selected data processing services,
- acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions, and
-        performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of any of its bank subsidiaries.

         On November 12, 1999 President Clinton signed the Gramm-Leach-Bliley Act, which amends the Bank Holding Company Act and greatly expand the activities in which bank holding companies and affiliates of banks are permitted to engage. The Gramm-Leach-Bliley Act eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers. The provisions of the Gramm-Leach-Bliley Act relating to permitted activities of bank holding companies and affiliates of banks will become effective on March 11, 2000.

         Generally, if the Company qualifies and elects to become a financial holding company, it may engage in activities that are financial in nature or incidental or complementary to a financial activity. Activities that the Gramm-Leach-Bliley Act expressly lists as financial in nature include insurance activities, providing financial, investment and advisory services, underwriting securities and limited merchant banking activities.

         To qualify to become a financial holding company, The Peachtree Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. Although we are eligible to elect to become a financial holding company, we currently have no plans to make such an election.

         SUPPORT OF SUBSIDIARY INSTITUTIONS. Under Federal Reserve policy, bank holding companies are expected to act as a source of financial strength for, and to commit resources to support, their depository institution subsidiaries. This support may be required at times when, without this Federal Reserve policy, the bank holding company might not be inclined to provide it. In addition, any capital loans by a bank holding company to a bank will be repaid only after its deposits and other indebtedness are repaid in full. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

THE PEACHTREE BANK

         The Peachtree Bank is a commercial bank charted under the laws of the State of Georgia. Accordingly, the FDIC and the Georgia Department of Banking and Finance regularly examine the operations of Peachtree Bank and have the authority to approve or disapprove mergers, the establishment of branches, and similar corporate actions. Both regulatory agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, The Peachtree Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Peachtree Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations, and it is supervised and examined by one or more state or federal bank regulatory agencies.

         PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 1999, the Bank and the Company qualified for the well-capitalized category.

         Federal banking regulators are required to take some mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. An institution in any of the undercapitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan up to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The Federal Reserve regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

         FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for determining an insured depository institutions' insurance assessment rate. The system that takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup.

         The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

         COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires the appropriate federal regulator, in connection with their examinations of financial institutions within their jurisdiction, to evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. The appropriate federal regulator considers these factors in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on The Peachtree Bank. Under the Gramm-Leach-Bliley Act, banks with aggregate assets of not more than $250 million will be subject to a Community Reinvestment Act examination only once every 60 months if the bank receives an outstanding rating, once every 48 months if it receives a satisfactory rating and as needed if the rating is less than satisfactory. Additionally, under the Gramm-Leach-Bliley Act, banks will be required to publicly disclose the terms of various Community Reinvestment Act-related agreements.

         OTHER REGULATIONS. Interest and other charges collected or contracted for by The Peachtree Bank are subject to state usury laws and federal laws concerning interest rates. The Peachtree Bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

- The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

- The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

- The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

- The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

- The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

- The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of The Peachtree Bank are subject to:

- The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

- The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

CAPITAL ADEQUACY

         The Company and The Peachtree Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and FDIC and Georgia Department of Banking and Finance, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies that is substantially similar to that adopted by the FDIC for banks under its jurisdiction.

         The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

         The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consist of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consist of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 1999, our consolidated ratio of total capital to risk-weighted assets was 11.5% and our consolidated ratio of Tier 1 Capital to risk-weighted assets was 10.9%.

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 1999, our consolidated leverage ratio was 16.4%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

         The Bank and the Company are also both subject to other capital guidelines issued by the Georgia Department of Banking and Finance and the Federal Reserve, respectively, which provide for minimum ratios of total capital to total assets. As a condition to granting the Bank's charter, the Georgia Department of Banking and Finance required The Peachtree Bank to commit to maintain its capital ratio at not less than 8% during the first three years of its operation. After the first three years of its operations, The Peachtree Bank must continue to satisfy the capital ratios established by the Georgia Department of Banking and Finance. The Georgia Department of Banking and Finance requires that financial institutions maintain a capital-to-assets ratio of 5% or $1,000,000, whichever is greater. Financial institutions having less than $1,000,000 in capital must maintain a ratio of at least 6% and those with capital of less than $500,000 must maintain a ratio of at least 7%.

         Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described above, substantial additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "--Prompt Corrective Action."

PAYMENT OF DIVIDENDS

         The Company is a legal entity separate and distinct from the Bank. The principal source of the Company's cash flow, including cash flow to pay dividends to its shareholders, is dividends that the Bank pays to it. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders.

         If, in the opinion of the federal banking regulator, The Peachtree Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it cease and desist from its practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "--Prompt Corrective Action."

         The Georgia Department of Banking and Finance also regulates the Bank's dividend payments and must approve dividend payments that would exceed 50% of the Bank's net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

         At December 31, 1999, the Bank was not allowed to pay dividends to the Company due to the net loss incurred.

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

         The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

-        loans or extensions of credit to affiliates;

-        investment in affiliates;

- the purchase of assets from affiliates, except for real and personal property exempted by the Federal Reserve;

- loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

- any guarantee, acceptance or letter of credit issued on behalf of an affiliate.

         The aggregate of all of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Company must also comply with certain provisions designed to avoid the taking of low-quality assets.

         The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

         The Peachtree Bank is also subject to restrictions on extensions of credit to its executive officers, directors, certain principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

PRIVACY

         The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions' own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to the consumer.

PROPOSED LEGISLATION AND REGULATORY ACTION

         New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

EFFECT OF GOVERNMENTAL MONETARY POLICES

         Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operating in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.


ITEM 2.  DESCRIPTION OF PROPERTY

The Peachtree Bank is located on a 1.2-acre tract of land in northeast Fulton County, Georgia, which was purchased at a price of approximately $610,000. The Bank's operations are conducted through its main office, which is located at this site. The Bank operates its business in a building of approximately 16,000 square feet in size which was constructed and furnished at cost, including all furnishings, site preparation, landscaping, paving, security equipment and automatic teller machine, of approximately $3,297,000. Currently, the Bank utilizes approximately 10,300 square feet of the space in the building. Additional space over and above that required to operate the Bank is leased and generates lease income for the Bank. The Bank will continue to lease this space until such time as the Bank requires use of the space. The building is of brick construction and has six inside teller windows, four drive-in lanes and one drive-up ATM.

Other than normal real estate commercial lending activities of the Bank, the Company generally does not invest in real estate, interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which any of its properties is subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer, or affiliate or any principal security holder of the Company or any associate of any of the foregoing, is a party or has an interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED  STOCKHOLDER MATTERS

The Company's common stock is not traded on an established trading market. As a result, sales prices known to the Company do not necessarily reflect the price that would be paid for the common stock in an active market. Based on the limited trading information available to the Company, the sales price of The PB Financial Services Corporation common stock sold during the year ended December 31, 1999 has been $10.00 per share. As of March 15, 2000, the number of holders of record of the Company's common stock was 578.

It is the policy of the Board of Directors of the Company to reinvest earnings for such period of time as is necessary to ensure the success of the operations of the Company. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors. The Company declared no dividends in 1999.

The Company did not issue or sell any unregistered shares of its Common Stock during 1999.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion of the Company's financial condition and results of operations should be used in conjunction with the Company's financial statements, related notes and statistical information included herein.

The Bank has operated as a commercial banking business based in Duluth, Georgia since October 5, 1998. On July 15, 1999, the Company was formed for the purpose of becoming a bank holding company by acquiring and owning the capital stock of the Bank. Because the primary activity of the Company is the ownership and operation of the Bank, the Company's financial performance has been determined primarily by the operation of the Bank. Accordingly, the discussion below relates principally to the operations of the Bank.

RESULTS OF OPERATIONS

GENERAL

                         Balance at           Balance at
                      December 31, 1999    December 31, 1998    $ Change     % Change
                      -----------------    -----------------    --------     --------
                                           (in thousands)

Total Assets               $62,552             $19,760           $42,792       217%
Net Loans                  $39,763             $ 8,048           $31,715       394%
Total Deposits             $54,010             $12,608           $41,402       328%


At December 31, 1999, the Company's total assets were approximately $62,552,000, compared to approximately $19,760,000 at December 31, 1998. The increase in total assets from 1998 to 1999 was approximately $42,792,000 or 217%. The increase in total assets was due to a full year of operations in 1999, as compared to less than three months of operations in 1998. In its first full year of operations, the Bank was able to implement a strong marketing program in its primary market area of northeast Fulton County and western Gwinnett County.

The Company's total loans (net of the reserve for possible loan losses and deferred loan fees) increased to approximately $39,763,000 at December 31, 1999 from approximately $8,048,000 at December 31, 1998. This increase in net loans of 394% can be attributed to a full year of lending activities in a relatively high growth area of metropolitan Atlanta where new residential construction and commercial development continues to be strong.

The Company's total deposits increased to approximately $54,010,000 at December 31, 1999, a 328% increase from the December 31, 1998 balance of approximately $12,608,000. The strong increase in deposits reflects a full year of operations in 1999 compared to less than three months in 1998, driven by a successful marketing program. While the marketing program was directed at all types of deposit accounts, the primary emphasis was on money market accounts and certificates of deposit. Money market accounts are offered at tiered rates that are competitive with similar products offered by investment brokerages. In addition, certificates of deposit offered by the Bank continue to be a strong deposit product, with interest rates competitive within the local market.

NET INTEREST INCOME

The Company's results of operations are impacted by its ability to effectively manage interest income and expense to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Because interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate net interest income depends on the Company's ability to maintain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities, such as deposits and borrowings. Thus, net interest income is the key performance measure of income.

Net interest income in 1999 was approximately $1,552,000 compared to approximately $111,000 in 1998. This increase can be attributed to the $23.7 million increase in average interest-earning assets and especially to the $21.8 million increase in average loans outstanding. The average balance sheet for 1999 grew $26.7 million due primarily to a full year of strong loan demand in the Company's primary market area. In addition to the increase in interest and fees on loans, interest income increased on federal funds sold and on U.S. Agency Securities due to a larger volume of funds invested in 1999 compared to 1998. The yield on average interest-earning assets was 8.69% in 1999, compared with 7.32% in 1998, reflecting an increase in interest rates on loans over the year.

The increases in average loans outstanding, investments and federal funds sold in 1999 were funded primarily with deposits. Average interest-bearing deposits and other borrowings increased by $22.3 million in 1999 over 1998, while average noninterest-bearing deposits grew by $3.1 million in the same period. Interest expense of approximately $1,461,000 offset the interest income of approximately $3,013,000 in 1999, resulting in net interest income of approximately $1,552,000. While interest expense increased due to a large volume of interest-bearing deposits, reflecting a full year of operations in 1999 compared to less than three months of operations in 1998, the rate of interest on average deposits and other borrowings did not change significantly. The interest rate paid on average interest-bearing liabilities was 4.94% in 1999 compared to 4.95% in 1998. Net yield on average interest-earning assets was 4.48 percent in 1999 versus 1.01 percent in 1998.

The provision for loan losses was $318,828 in 1999 compared to $81,621 in 1998. The provision for loan losses was attributable to the increase in the loan portfolio and anticipated loan growth. The provision for loan losses reflects management's estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately .99 percent of total loans outstanding at December 31, 1999 compared to 1.0 percent of total loans outstanding at December 31, 1998. In 1999, charge-offs totaled $458, and there were no charge-offs during 1998.

A dedicated loan review function is utilized by the Company which is supplemented by the use of an outside loan review specialist. All loans of $50,000 or more are reviewed at least annually and placed into various loan grading categories which assists in developing lists of potential problem loans. These loans are regularly monitored by the loan review process to ensure early identification of repayment problems so that adequate allowances can be made through the provision for loan losses. Management believes that this level of allowance is appropriate based upon the Bank's loan portfolio and the current economic conditions.

NONINTEREST INCOME

Noninterest income for 1999 was $311,990 compared to $11,366 for the period from inception to December 31, 1998. The primary components of noninterest income for both 1999 and 1998 consisted of mortgage referral fees and service charges on deposits. Mortgage referral fees are generated when the Bank processes mortgage applications which are qualified and serviced by another lender.

NONINTEREST EXPENSE

Noninterest expense for 1999 totaled $1,913,055, compared to $780,286 in 1998. Other operating expenses include $72,799 of start-up and organizational expenses attributable to organizing the Company in 1999, compared with $311,894 in organizational expenses attributable to organizing the Bank in 1998. The efficiency ratio (noninterest expense divided by total income) was 57.5% at December 31, 1999. As a percentage of total average assets, noninterest expense was 4.8 percent at December 31, 1999. Below are the components of noninterest expense at December 31, 1999:


---------------------------------------------------------
Salaries and employee benefits        $  1,060,413
---------------------------------------------------------
Occupancy expense                          332,365
---------------------------------------------------------
Other operating expenses                   520,277
---------------------------------------------------------

---------------------------------------------------------
Total noninterest expense             $  1,913,055
---------------------------------------------------------

The Company's net operating loss was $368,069 in 1999. Due to the net operating loss carry-forward and the recognition of the tax benefit being dependent upon future earnings, there was no tax provision made in 1999.

INVESTMENTS

The investment portfolio consists of U.S. Agency and Agency sponsored debt securities, federal funds sold, and Federal Home Loan Bank stock that provide the Bank with a source of liquidity and a long-term and relatively stable source of income. Additionally, the investment portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits.

LIQUIDITY

The Bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors' accounts and to supply new borrowers with funds. To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match these to meet liquidity needs. It is the policy of the Bank to monitor its liquidity to meet regulatory requirements and their local funding requirements.

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity comes from its ability to maintain and increase deposits through the Bank. Deposits grew by $41 million in 1999.

The following are the key liquidity balances and ratios for the year ended December 31, 1999:


Cash and cash equivalents                            $11,819,849
Investment securities available for sale             $ 6,653.163
CDs over $100,000 to total deposits ratio                   39.6%
Loan to deposit ratio                                       74.4%

Cash and cash equivalents are the primary source of liquidity. At December 31, 1999, cash and cash equivalents amounted to $11.8 million, representing 18.9 percent of total assets. Securities available for sale provide a secondary source of liquidity, amounting to $6.7 million carrying value at December 31, 1999.

At December 31, 1999, certificates of deposit over $100,000 represented 39.6% of total deposits. Certificates of deposit over $100,000 are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on certificates of deposit over $100,000 and periodically adjusts its rates in accordance with market demands. Significant withdrawals of the large certificates of deposit may have a material adverse effect on the Bank's liquidity. Management believes that since a majority of the above certificates of deposit were obtained by Bank customers in its market area, the volatility of the deposits is lower than if such deposits were obtained from depositors outside its market area, as outside depositors are more likely to be interest rate sensitive.

The Bank maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. The Bank currently has arrangements with correspondent banks for short-term unsecured advances up to $3,900,000.



CAPITAL ADEQUACY

The following table presents the Bank's regulatory capital position at December 31, 1999.

                                                    Risk-Based Capital Ratios
                                                         December 31, 1999
                                                    -------------------------

Tier 1 Capital                                                 10.9%
Tier 1 Capital minimum requirement                              4.0%
                                                              -----

Excess                                                          6.9%
                                                              -----

Total Capital                                                  11.5%
Total Capital minimum requirement                               8.0%
                                                              -----

Excess                                                          3.5%
                                                              -----

Tier 1 Capital to adjusted average assets
("Leverage Ratio")                                             16.4%
Minimum leverage requirement                                    4.0%
                                                              -----

Excess                                                         12.4%
                                                              -----

The above ratios indicate that the capital position of the Bank is sound and that the Bank is well positioned for future growth. For a more complete discussion of the actual and required ratios of the Bank as of December 31, 1999, see note 12 to the financial statements.

ASSET/LIABILITY MANAGEMENT


It is the Bank's objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, and investment, borrowing and capital policies. Certain officers are charged with the responsibility of monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through the growth of core deposits, which include deposits of all categories made by local individuals, partnerships and corporations. The objective of the policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings.

The asset/liability mix is monitored on a regular basis. A report reflecting the interest-sensitive assets and interest-sensitive liabilities is prepared and presented to the Board of Directors on a periodic basis.

One method to measure a bank's interest rate exposure is through its repricing gap. The gap is calculated by citing all liabilities that reprice or taking all assets that reprice or mature within a given time frame and subtracting all liabilities that reprice or mature with in that time frame. The difference between these two amounts is called the "gap", the amount of either liabilities or assets that will reprice without a corresponding asset or liability repricing.

A negative gap (more liabilities repricing that assets) generally indicates that the bank's net interest income will decrease if interest rates rise and will increase if interest rates fall. A positive gap generally indicates that a bank's net interest income will decrease if interest rates fall and will increase if interest rates rise.

The table on page 9 summarizes the amounts if interest-earning assets and interest-bearing liabilities outstanding at December 31, 1999 that are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated in the table, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The Bank's savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the "Three Months or Less" category, although historical experience has proven these deposits to be more stable over the course of a year.

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements are included in the Company's Annual Report to Shareholders:

         Independent Auditor's Report

         Financial Statements

         Consolidated Balance Sheets dated as of December 31, 1999 and 1998

         Consolidated Statements of Income for the years ended December 31, 1999 and 1998

         Consolidated Statements of Comprehensive Income for the years ended December 31, 1999 and 1998

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999 and 1998

         Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998

         Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The responses to this Item are included in the Company's proxy statement for the Annual Meeting of Shareholders to be held May 16, 2000, under the headings, "Directors and Executive Officers - Election of Directors - Nominees and Continuing Directors." At pages __ through __, "Security Ownership of Certain Beneficial Owners and Management" at pages __ through __, and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" at page __ and are incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The responses to this Item are included in the Company's proxy statement for the Annual Meeting of Shareholders to be held May 16, 2000, under the heading. "Compensation of Executive Officers and Directors," at pages __ through __, and are incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The responses to this Item are included in the Company's proxy statement for the Annual Meeting of Shareholders to be held May 16, 2000, under the headings, "Security Ownership of Certain Beneficial Owners," at pages__ through __, and are incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to this Item are included in the Company's proxy statement for the Annual Meeting of Shareholders to be held May 16, 2000, under the headings, "Certain Relationships and Related Transactions," at page __, and "Compensation of Executive Officer and Directors," at pages ___ through ___, and are incorporated herein by reference.

ITEM 13.  EXHIBITS, LISTS, AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit
          Number                      Exhibit
         -------                      -------

           3.1      Articles of Incorporation(1)

           3.2      Bylaws(2)

           4.1      Instruments Defining the Rights of Security Holders.  See Articles of
                    Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

           10.1     Employment Agreement between Monty G. Watson and The
                    Peachtree Bank dated as of January 13, 1998.

           10.2     The PB Financial Services 1998 Outside Directors Option Plan.


           21.1     Subsidiaries of The PB Financial Services Corporation.

           24.1     Power of Attorney (appears on the signature pages to this Annual
                    Report on 10-KSB).

           27       Financial Data Schedule (for SEC use only).

---------

         (1) Incorporated herein by reference to Exhibit 2(a) in The PB Financial Services Corporation's Registration Statement on Form 8-A, Commission File No. 000-26725, filed July 15, 1999.

         (2) Incorporated herein by reference to Exhibit 2(b) in The PB Financial Services Corporation's Registration Statement on Form 8-A, Commission File No. 000-26725, filed July 15, 1999.

(b)      Reports on Form 8-K filed in the fourth quarter of 1999: None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        THE PB FINANCIAL SERVICES CORPORATION


                        By:     /s/ Monty G. Watson
                           ---------------------------------------------------
                                Monty G. Watson
                                President and Chief
                                Executive Officer


                        Date:   March 28, 2000


POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints Monty G. Watson and Kelly J.

Johnson, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Robert D. Cheeley                                    DATE:  March 28, 2000
------------------------------------------------------------------------------
Robert D. Cheeley, Director

/s/ Daniel B. Cowart                                     DATE:  March 28, 2000
------------------------------------------------------------------------------
Daniel B. Cowart, Director

/s/ Paul D. Donaldson                                    DATE:  March 28, 2000
------------------------------------------------------------------------------
Paul D. Donaldson, Director

/s/ Charles L. Douglas                                   DATE:  March 28, 2000
------------------------------------------------------------------------------
Charles L. Douglas, Director

/s/ Dexter R. Floyd                                      DATE:  March 28, 2000
------------------------------------------------------------------------------
Dexter R. Floyd, Director

/s/ J. Edwin Howard                                      DATE:  March 28, 2000
------------------------------------------------------------------------------
J. Edwin Howard, Director

/s/ John J. Howard                                       DATE:  March 28, 2000
------------------------------------------------------------------------------
John J. Howard, Director

/s/ J. Stephen Hurst                                     DATE:  March 28, 2000
------------------------------------------------------------------------------
J. Stephen Hurst, Director

/s/ Kelly J. Johnson                                     DATE:  March 28, 2000
------------------------------------------------------------------------------
Kelly J. Johnson, Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Charles Machemehl, III                               DATE:  March 28, 2000
------------------------------------------------------------------------------
Charles Machemehl, III, Director


/s/ J. Paul Maggard                                      DATE:  March 28, 2000
------------------------------------------------------------------------------
J. Paul Maggard, Director

/s/ Monty G. Watson                                      DATE:  March 28, 2000
------------------------------------------------------------------------------
Monty G. Watson, Director, President, and
Chief Executive Officer

                                 EXHIBIT INDEX

         Exhibit
          Number                      Exhibit
         -------                      -------

           3.1      Articles of Incorporation(1)

           3.2      Bylaws(2)

           4.1      Instruments Defining the Rights of Security Holders.  See Articles of
                    Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

           10.1     Employment Agreement between Monty G. Watson and The
                    Peachtree Bank dated as of January 13, 1998.

           10.2     The PB Financial Services 1998 Outside Directors Option Plan.

           21.1     Subsidiaries of The PB Financial Services Corporation.

           24.1     Power of Attorney (appears on the signature pages to this Annual
                    Report on 10-KSB).
           27       Financial Data Schedule (for SEC use only).

---------

(1) Incorporated herein by reference to Exhibit 2(a) in The PB Financial Services Corporation's Registration Statement on Form 8-A, Commission File No. 000-26725, filed July 15, 1999.

(2) Incorporated herein by reference to Exhibit 2(b) in The PB Financial Services Corporation's Registration Statement on Form 8-A, Commission File No. 000-26725, filed July 15, 1999.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders
The PB Financial Services Corporation
Duluth, Georgia


We have audited the accompanying consolidated balance sheets of The PB Financial Services Corporation and subsidiary (see Note 1) as of December 31, 1999 and 1998, and the related consolidated statements of loss, changes in stockholders' equity and cash flows for the year ended December 31, 1999, and the period from inception (October 5, 1998) to December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The PB Financial Services Corporation and subsidiary as of December 31, 1999 and 1998, and the results of their operations and cash flows for the year ended December 31, 1999, and the period from inception (October 5, 1998) to December 31, 1998, in conformity with generally accepted accounting principles.



BDO Seidman, LLP


Atlanta, Georgia
March 16, 2000

              THE PB FINANCIAL SERVICES CORPORATION AND SUBSIDIARY
                                    (Note 1)
                           CONSOLIDATED BALANCE SHEET



December 31,                                                                                   1999                   1998
-----------------------------------------------------------------------------------------------------------------------------

ASSETS

Cash and due from banks (Note 2)                                                          $  4,343,721           $    699,291
Federal funds sold                                                                           7,476,128              5,490,000
Investment securities available for sale (Note 3)                                            6,653,163              1,526,078
Other investments                                                                              120,100                     --

Loans, net of deferred loan fees (Note 4)                                                   40,163,433              8,129,530
Less: Allowance for loan losses (Note 4)                                                       399,991                 81,621
-----------------------------------------------------------------------------------------------------------------------------
Loans, net                                                                                  39,763,442              8,047,909

Premises and equipment, net (Note 5)                                                         3,819,279              3,880,737
Accrued interest receivable                                                                    289,671                 39,349
Other assets                                                                                    86,382                 76,269
-----------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                              $ 62,551,886           $ 19,759,633
=============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
     Noninterest-bearing demand                                                           $  5,335,482           $  1,415,664
     Interest-bearing demand and money market                                               18,079,670              5,013,418
     Savings                                                                                   144,957                 76,437
     Time deposits of $100,000 or more (Note 10)                                            21,367,001              3,808,375
     Other time deposits (Note 10)                                                           9,082,782              2,294,510
-----------------------------------------------------------------------------------------------------------------------------

Total deposits                                                                              54,009,892             12,608,404

  Repurchase agreements (Note 6)                                                             1,797,141                     --
  Borrowings (Note 7)                                                                           72,799                     --
  Accrued interest payable                                                                     149,045                 30,748
  Other liabilities                                                                             37,211                125,810
-----------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                           56,066,088             12,764,962
-----------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENT LIABILITIES (Notes 14 and 15)

STOCKHOLDERS' EQUITY (Note 12)
  Common stock, par value $5.00; 10,000,000 shares authorized, 775,375
     shares issued and outstanding                                                           3,876,875              3,876,875
  Surplus                                                                                    3,861,784              3,861,784
  Accumulated deficit                                                                       (1,107,406)              (739,337)
  Accumulated other comprehensive loss - market valuation reserve on
     investment securities available for sale (Note 3)                                        (145,455)                (4,651)
-----------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                   6,485,798              6,994,671
-----------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $ 62,551,886           $ 19,759,633
=============================================================================================================================

                    See accompanying notes to consolidated financial statements.

              THE PB FINANCIAL SERVICES CORPORATION AND SUBSIDIARY
                                    (Note 1)
                         CONSOLIDATED STATEMENTS OF LOSS


                                                                                                        For the period
                                                                                                        from inception
                                                                      FOR THE YEAR ENDED          (October 5, 1998) to
                                                                       DECEMBER 31, 1999             December 31, 1998
----------------------------------------------------------------------------------------------------------------------

INTEREST INCOME
  Loans, including fees                                                      $ 2,507,285                     $ 103,696
  Investment securities:
     U.S. Government agencies                                                    230,646                        11,693
     Other investments                                                             5,950                            --
  Federal funds sold                                                             268,816                        85,469
----------------------------------------------------------------------------------------------------------------------

Total interest income                                                          3,012,697                       200,858
----------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
  Interest-bearing demand and money market                                       638,961                        31,551
  Savings                                                                          2,711                           232
  Time deposits of $100,000 or more                                              499,782                        31,295
  Other time deposits                                                            315,385                        19,713
  Repurchase agreements                                                            4,034                         6,863
----------------------------------------------------------------------------------------------------------------------

Total interest expense                                                         1,460,873                        89,654
----------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                            1,551,824                       111,204

PROVISION FOR LOAN LOSSES (Note 4)                                               318,828                        81,621
----------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                            1,232,996                        29,583
----------------------------------------------------------------------------------------------------------------------

OTHER INCOME
  Service charges on deposit accounts                                             49,116                         3,655
  Mortgage referral commissions                                                  192,520                         5,798
  Other                                                                           70,354                         1,913
----------------------------------------------------------------------------------------------------------------------

Total other income                                                               311,990                        11,366
----------------------------------------------------------------------------------------------------------------------

OTHER EXPENSE
  Salaries and employee benefits                                               1,060,413                       228,708
  Net occupancy                                                                  332,365                        72,959
  Professional services                                                           28,752                        15,018
  Start-up and organization                                                       72,799                       311,894
  Other                                                                          418,726                       151,707
----------------------------------------------------------------------------------------------------------------------

Total other expense                                                            1,913,055                       780,286
----------------------------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES                                                        (368,069)                     (739,337)

INCOME TAX BENEFIT (Note 9)                                                           --                            --
----------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                     $  (368,069)                    $(739,337)
======================================================================================================================

BASIC LOSS PER COMMON SHARE                                                  $      (.47)                    $    (.95)
======================================================================================================================

                    See accompanying notes to consolidated financial statements.

              THE PB FINANCIAL SERVICES CORPORATION AND SUBSIDIARY
                                    (Note 1)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                              Accumulated Other
                                                                  Comprehensive
                                    Common     Accumulated          Loss-Market       Comprehensive
                                     Stock         Surplus              Deficit   Valuation Reserve            Loss        Total
---------------------------------------------------------------------------------------------------------------------------------

BALANCE AT INCEPTION
   (OCTOBER 5, 1998)           $        --      $       --          $        --           $      --                    $       --

   Proceeds from issuance
     of common stock             3,876,875       3,861,784                   --                  --                     7,738,659

Comprehensive loss
   Net loss                             --              --             (739,337)                 --     $  (739,337)     (739,337)
   Other comprehensive
     loss,
       Market valuation
         adjustment on
         investment
         securities
         available for sale             --              --                   --              (4,651)         (4,651)       (4,651)
                                                                                                        -----------
Comprehensive loss                                                                                      $  (743,988)
                                                                                                        ===========

---------------------------------------------------------------------------------------------------------------------------------

BALANCE AT
  DECEMBER 31, 1998              3,876,875       3,861,784             (739,337)             (4,651)                    6,994,671

Comprehensive loss
   Net loss                             --              --             (368,069)                 --     $  (368,069)     (368,069)
   Other comprehensive loss:
       Market valuation
         adjustment on
         investment
         securities
         available for sale             --              --                   --            (140,804)       (140,804)     (140,804)
                                                                                                        -----------
Comprehensive loss                                                                                      $  (508,873)
                                                                                                        ===========

----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT
  DECEMBER 31, 1999            $ 3,876,875      $3,861,784          $(1,107,406)          $(145,455)                   $6,485,798
==================================================================================================================================

                    See accompanying notes to consolidated financial statements.

              THE PB FINANCIAL SERVICES CORPORATION AND SUBSIDIARY
                                    (Note 1)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                         For the period
                                                                                                         from inception
                                                                        FOR THE YEAR ENDED         (October 5, 1998) to
                                                                         DECEMBER 31, 1999            December 31, 1998
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                    $   (368,069)                $   (739,337)
   Adjustments to reconcile net loss to net cash provided (used)
     by operating activities:
       Depreciation of premises and equipment                                      256,332                       66,472
       Provision for loan losses                                                   318,828                       81,621
       Gain on sale of premises and equipment                                       (3,235)                          --
       Amortization and accretion, net                                               2,504                           --
       Increase in net deferred loan fees                                          102,151                       32,535
       Increase in accrued interest receivable                                    (250,322)                     (39,349)
       Increase in other assets                                                    (12,508)                     (73,874)
       Increase in accrued interest payable                                        118,297                       30,748
       (Decrease) increase in other liabilities                                    (88,599)                     125,810
-----------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by operating activities                                    75,379                     (515,374)
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of investment securities available for sale                         (5,461,773)                  (1,533,124)
  Purchase of other investments                                                   (120,100)                          --
  Principal repayments of investment securities available for sale                 193,775                           --
  Loans originated, net of principal repayments                                (32,136,512)                  (8,162,065)
  Acquisition of premises and equipment                                           (205,613)                  (4,177,869)
  Proceeds from sales of premises and equipment                                     13,974                      230,660
-----------------------------------------------------------------------------------------------------------------------

Net cash used by investing activities                                          (37,716,249)                 (13,642,398)
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in borrowings                                                            72,799                           --
  Increase in repurchase agreements                                              1,797,141                           --
  Net proceeds from issuance of common stock                                            --                    7,738,659
  Net increase in demand, money market and savings deposits                     17,054,590                    6,505,519
  Time deposits, net of repayments                                              24,346,898                    6,102,885
-----------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                       43,271,428                   20,347,063
-----------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                        5,630,558                    6,189,291
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   6,189,291                           --
-----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $ 11,819,849                 $  6,189,291
=======================================================================================================================
SUPPLEMENTAL DISCLOSURES
  Cash paid for:
     Interest                                                                 $  1,342,576                 $     58,906
  Noncash transactions:
     Unrealized losses on investment securities available for sale                 140,804                        4,651
=======================================================================================================================

                    See accompanying notes to consolidated financial statements.

              THE PB FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The PB Financial Services Corporation and subsidiary provide a full range of banking services to individual and corporate customers located primarily in north Fulton County, Georgia, and within the surrounding metropolitan Atlanta area. The PB Financial Services Corporation and subsidiary are subject to the regulations of certain government agencies and undergo periodic examinations by regulatory authorities.

The accounting and reporting policies of The PB Financial Services Corporation and subsidiary conform to generally accepted accounting principles and to general practices within the banking industry. The following is a summary of the more significant of these policies.

ORGANIZATION AND FORMATION

In January 1998, The Peachtree Bank (the "Bank") was organized as a state-chartered commercial bank and began banking operations on October 5, 1998 ("inception"). On July 15, 1999, the Bank became a subsidiary of The PB Financial Services Corporation (the "Parent Company") as a result of a tax-free reorganization in which the stockholders of the Bank exchanged all outstanding Bank stock for stock in the Parent Company. The accompanying consolidated financial statements reflect the reorganization similar to a pooling of interests and are presented as if the reorganization occurred at inception.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Parent Company and the Bank, collectively referred to as the "Company," after elimination of all significant intercompany balances and transactions.

USE OF ESTIMATES

In preparing the accompanying consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. For instance, material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the allowance for loan losses. Such agencies may require the recognition of additions to the allowance based on their judgments about information available to them at the time of their examination.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

INVESTMENT SECURITIES

Investment securities available for sale are reported at market value, with unrealized gains and losses reported as a separate component of stockholders' equity. No tax effect is considered for these

              THE PB FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


unrealized gains or losses because the Parent Company has a tax loss carryforward. Other investments are reported at cost, and accordingly, earnings are reported when interest is accrued or when dividends are received.

Premium and discount on all investment securities are amortized (deducted) and accreted (added), respectively, to interest income on the interest method over the period to the maturity of the related securities. Premium and discount on mortgage-backed securities are amortized (deducted) and accreted (added), respectively, to interest income using a method which approximates a level yield over the period to maturity or call date, whichever is earlier, of the related securities, taking into consideration assumed prepayment patterns.

Gains or losses on disposition are computed by the specific identification method for all securities.

LOANS

Loans are reported at the gross amount outstanding, less a valuation allowance for loan losses and net of deferred loan fees. Interest income on loans is generally recognized over the terms of the loans based on the principal amount outstanding. If the collectibility of interest appears doubtful, accrual is discontinued. Accrued interest which appears doubtful of collection is reversed against interest income if accrued in the current year or charged to the allowance for loan losses if accrued in prior years. Loan origination fees, net of direct loan origination costs, are deferred and recognized as income over the life of the related loan on a level-yield basis.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible. Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans and takes into consideration such factors as the balance of impaired loans, changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality and review of specific problem loans. Periodic revisions are made to the allowance when circumstances which necessitate such revisions become known. Recognized losses are charged to the allowance for loan losses, while subsequent recoveries are added to the allowance.

A loan is impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the terms of the loan agreement. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the contractual loan rate as the discount rate. Alternatively, measurement may be based on observable market prices, or for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. Interest income is subsequently recognized only to the extent cash payments are received.

              THE PB FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to record additions to the allowance based on their judgement about information available to them at the time of their examinations.

PREMISES AND EQUIPMENT

Premises and equipment are reported at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation is computed using primarily straight-line methods over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to operations as incurred, while major renewals and betterments are capitalized. When property is disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in income. For federal tax reporting purposes, depreciation is computed using primarily accelerated methods.

INCOME TAXES

The tax effects of transactions are recorded at current tax rates in the periods the transactions are reported for financial statement purposes. Deferred income taxes are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Recognition of deferred tax asset balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards and tax credits will be realized. A valuation allowance is recorded for those deferred tax assets for which it is more likely than not that realization will not occur in the near term.

The Company and the Bank file a consolidated income tax return. Each entity provides for income taxes based on its contribution to the income taxes (benefits) of the consolidated entity.

MORTGAGE REFERRAL COMMISSIONS

The Company earns commissions from third party investors who fund residential mortgage loans for which the Company performs certain loan origination services. Accordingly, the loans are not funded or recorded by the Company and the commissions are recorded as they are earned in the accompanying consolidated statements of loss as mortgage referral commissions.

START-UP AND ORGANIZATION COSTS

The Company expenses all start-up and organization costs as incurred.

NET LOSS PER COMMON SHARE

Basic loss per common share is computed by dividing net loss by the weighted-average number of shares outstanding, which totaled 775,375 shares for the year ended December 31, 1999, and for the period from inception to December 31, 1998. As the Company was in a net loss position at December 31, 1999 and 1998, the inclusion of any potential common shares related to stock options (Note 13) would have an antidilutive effect on the Company's loss per common share.

              THE PB FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company uses the following methods and assumptions in estimating fair values of financial instruments (see Note 17):

Cash and cash equivalents - The carrying amount of cash and cash equivalents approximates fair value.

Investment securities - The fair value of investment securities available for sale is estimated based on bid quotations received from independent pricing services. The carrying value of other investments approximates fair value.

Loans - For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For all other loans, fair values are calculated by discounting the contractual cash flows using estimated market discount rates which reflect the credit and interest rate risk inherent in the loan, or by using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits - The fair value of deposits with no stated maturity, such as demand, NOW and money market, and savings accounts, is equal to the amount payable on demand at year-end. The fair value of certificates of deposit is based on the discounted value of contractual cash flows using the rates currently offered for deposits of similar remaining maturities.

Repurchase agreements and borrowings - The carrying values of repurchase agreements and other borrowings approximate fair value.

Accrued interest - The carrying amounts of accrued interest receivable and payable approximate fair value.

Off-balance-sheet instruments - The fair value for off-balance-sheet lending commitments is equal to the amount of commitments outstanding at December 31, 1999. This is based on the fact that the Company generally does not offer lending commitments or standby letters of credit to its customers for long periods, and therefore, the underlying rates of the commitments approximate market rates.

RECLASSIFICATIONS

Certain reclassifications have been made in the 1998 financial statements to conform with the 1999 presentation.

NEW ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for fiscal years beginning after June 15, 2000. Under SFAS 133, a company will recognize all free-standing derivative instruments in the statement of financial position as either assets or liabilities and will measure them at fair value. The difference between a derivative's previous carrying amount and its fair value shall be reported as a transition adjustment presented in net income or other comprehensive income, as appropriate, in a manner similar to the cumulative effect of a change in accounting principle. This statement also determines the accounting for the changes in fair value of a derivative, depending on the intended use of the derivative and resulting designation. The adoption of SFAS 133 will not have a significant impact on the financial condition or results of operations of the Company.

              THE PB FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.    CASH AND DUE FROM BANKS

The Federal Reserve Board requires that banks maintain reserve balances with the Federal Reserve Bank or in cash on hand, based on the institution's deposit balances. At December 31, 1999, the Bank's reserve requirement had not been required to be computed or reported to the Federal Reserve Bank.


3.    INVESTMENT SECURITIES

The amortized cost and estimated market value of investment securities available for sale are as follows:


                                               AMORTIZED            UNREALIZED          UNREALIZED              MARKET
 DECEMBER 31, 1999                                  COST                 GAINS              LOSSES               VALUE
 ---------------------------------------------------------------------------------------------------------------------

 U.S. Government agencies                     $3,499,068              $     --            $ 94,273          $3,404,795
 Mortgage-backed securities                    3,299,550                    --              51,182           3,248,368
 ---------------------------------------------------------------------------------------------------------------------

                                              $6,798,618              $     --            $145,455          $6,653,163
======================================================================================================================


                                               Amortized            Unrealized          Unrealized              Market
 December 31, 1998                                  Cost                 Gains              Losses               Value
 ---------------------------------------------------------------------------------------------------------------------

 U.S. Government agencies                     $1,000,000              $  2,030            $  7,810          $  994,220
 Mortgage-backed securities                      533,124                    --               1,266             531,858
 ---------------------------------------------------------------------------------------------------------------------

                                              $1,533,124              $  2,030            $  9,076          $1,526,078
======================================================================================================================

The amortized cost and estimated market value of investment securities available for sale at December 31, 1999, by contractual maturity, are shown as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.


                                                                                              INVESTMENT SECURITIES
                                                                                               AVAILABLE FOR SALE
                                                                                         -----------------------------
                                                                                          AMORTIZED             MARKET
DECEMBER 31, 1999                                                                              COST              VALUE
----------------------------------------------------------------------------------------------------------------------

Due in one year or less                                                                  $       --         $       --
Due after one year through five years                                                     4,837,405          4,714,693
Due after five years                                                                      1,961,213          1,938,470
----------------------------------------------------------------------------------------------------------------------
                                                                                         $6,798,618         $6,653,163
======================================================================================================================

There were no sales, calls or maturities of investment securities in 1999 or 1998. At December 31, 1999 and 1998, there were no investment securities required to be pledged to secure public funds as required by law. Investment securities with a carrying value of $1,941,357 at December 31, 1999, were allocated by the Bank for collateral under repurchase agreements (see Note 6).

At December 31, 1999 and 1998, the Company had no off-balance-sheet derivative financial instruments, such as swaps, options, futures, or forward contracts.

Other investments consist of stock in the Federal Home Loan Bank of Atlanta.


4.    LOANS

Major classifications of loans are as follows:


December 31,                                                                           1999                       1998
----------------------------------------------------------------------------------------------------------------------

Commercial                                                                     $  5,645,589                 $4,390,348
Real estate--construction                                                        11,910,797                  1,941,946
Real estate--commercial and residential                                          18,453,654                    719,795
Real estate--home equity                                                          1,331,965                     49,561
Installment                                                                       2,956,114                  1,060,415
----------------------------------------------------------------------------------------------------------------------
Total loans                                                                      40,298,119                  8,162,065
Less:   Net deferred loan fees                                                      134,686                     32,535
        Allowance for loan losses                                                   399,991                     81,621
----------------------------------------------------------------------------------------------------------------------
Loans, net                                                                     $ 39,763,442                 $8,047,909
======================================================================================================================

At December 31, 1999 and 1998, the Bank had no loans classified as impaired or nonaccrual.

The following is a summary of transactions in the allowance for loan losses:


                                                                                                        For the period
                                                                                                        from inception
                                                                          FOR THE YEAR ENDED      (October 5, 1998) to
                                                                           DECEMBER 31, 1999         December 31, 1998
----------------------------------------------------------------------------------------------------------------------

Balance, beginning of year                                                        $  81,621                    $    --
Provision for loan losses                                                           318,828                     81,621
Loans charged off                                                                      (458)                        --
Recoveries                                                                               --                         --
----------------------------------------------------------------------------------------------------------------------

Balance, end of year                                                               $399,991                    $81,621
======================================================================================================================

              THE PB FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.    PREMISES AND EQUIPMENT

Premises and equipment are comprised of the following:

 December 31,                                                                       1999                       1998
 -----------------------------------------------------------------------------------------------------------------------

 Land                                                                            $   610,482                $   604,201
 Building                                                                          2,628,051                  2,513,513
 Furniture, fixtures and equipment                                                   871,864                    783,230
 Vehicles                                                                             33,321                     46,265
 -----------------------------------------------------------------------------------------------------------------------
                                                                                   4,143,718                  3,947,209
 Less accumulated depreciation                                                      (324,439)                   (66,472)
 -----------------------------------------------------------------------------------------------------------------------

 Premises and equipment, net                                                      $3,819,279                 $3,880,737
 =======================================================================================================================

The Bank leases certain office facilities to third parties. During 1999, rental income totaled $58,118 (see Note 11).


6.    REPURCHASE AGREEMENTS

Securities sold under repurchase agreements include agreements with commercial account holders whereby the Bank sweeps the customer's accounts on a daily basis and pays interest on these amounts. Borrowings under these agreements are collateralized by federal agencies with an aggregate carrying value of $1,941,357 at December 31, 1999. The maximum amount of outstanding repurchase agreements at any month-end during 1999 was $1,797,141. All securities underlying these repurchases were under the Bank's control.


7.    BORROWINGS

The Company has $100,000 available under an unsecured line of credit with another bank. At December 31, 1999, the Company had $72,799 outstanding under this line of credit. Amounts outstanding bear interest equal to the prime rate (8.5 percent at December 31, 1999) minus .5 percent per annum. Interest is payable monthly with principal due January 1, 2001.

The Bank has unsecured lines of credit for federal funds purchased from other banks totaling $3,900,000 at December 31, 1999 and 1998. There are no amounts outstanding under these lines at December 31, 1999 and 1998.


8.    EMPLOYEE BENEFIT PLANS

The Bank has a contributory 401(k) employee profit sharing plan (the "Plan"), with employee eligibility subject to certain minimum age and service requirements. Under the provisions of the Plan, employees may contribute from 2 to 15 percent of their salaries, up to the legal contribution limit. At its discretion, the Bank may match a portion of participants' salary deferral contributions. The Bank may also make a year-end discretionary profit sharing contribution to the Plan. The Bank did not make any contributions to the Plan in 1999 or 1998.

              THE PB FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.    INCOME TAXES

The following are the components of income tax expense as provided:

                                                                                                         For the period
                                                                                                         from inception
                                                                           FOR THE YEAR ENDED      (October 5, 1998) to
                                                                            DECEMBER 31, 1999         December 31, 1998
 -----------------------------------------------------------------------------------------------------------------------

 Deferred income tax provision                                                     $ 179,313                  $ 282,771
 Change in valuation allowance                                                      (179,313)                  (282,771)
 -----------------------------------------------------------------------------------------------------------------------

                                                                                   $      --                  $       --
 =======================================================================================================================

A reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes is as follows:

                                                                                                         For the period
                                                                                                         from inception
                                                                           FOR THE YEAR ENDED      (October 5, 1998) to
                                                                            DECEMBER 31, 1999         December 31, 1998
 -----------------------------------------------------------------------------------------------------------------------

 Pretax loss                                                                       $(368,069)                 $(739,337)
 -----------------------------------------------------------------------------------------------------------------------

 Income taxes (benefit) computed at federal statutory tax rate                     $(125,143)                 $(251,375)
 Increase (decrease) resulting from:
   Nondeductible meals and entertainment                                               2,729                        247
   State income tax (benefit)                                                        (12,279)                   (28,674)
   Other                                                                               1,371                     (2,969)
   Valuation reserve                                                                 133,322                    282,771
 -----------------------------------------------------------------------------------------------------------------------
                                                                                   $      --                  $      --
 =======================================================================================================================

              THE PB FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following summarizes the tax effects of temporary differences which comprise net deferred tax assets:

 December 31,                                                                        1999                       1998
 -----------------------------------------------------------------------------------------------------------------------

 Deferred income tax assets:
    Allowance for loan losses                                                       $130,835                   $ 10,019
    Net operating loss carryforward                                                  179,463                    192,306
    Unrealized loss on investment securities available for sale                       49,455                      2,395
    Deferred organizational costs                                                    111,891                     79,750
    Deferred loan fees                                                                51,127                     12,350
    Other                                                                              1,477                         38
 -----------------------------------------------------------------------------------------------------------------------

 Total deferred income tax assets                                                    524,248                    296,858
 -----------------------------------------------------------------------------------------------------------------------

 Deferred income tax liabilities:
    Accumulated depreciation                                                         (62,167)                   (14,087)
 -----------------------------------------------------------------------------------------------------------------------

 Total deferred income tax liabilities                                               (62,167)                   (14,087)
 -----------------------------------------------------------------------------------------------------------------------

 Valuation reserve                                                                   462,081                    282,771
 -----------------------------------------------------------------------------------------------------------------------

 Net deferred income tax asset                                                 $           -              $           -
 =======================================================================================================================

As of December 31, 1999, the Company has available net operating loss carryforwards of approximately $473,000 for tax purposes to offset future taxable income. The carryforwards expire between 2018 and 2019.


10.   TIME DEPOSITS

At December 31, 1999, the scheduled maturities of time deposits are as follows:

 Years ending December 31,
 -----------------------------------------------------------------------------------------------------------------------

      2000                                                                                                  $29,037,448
      2001                                                                                                      928,567
      2002                                                                                                      116,403
      2003                                                                                                      156,210
      2004                                                                                                      211,155
 -----------------------------------------------------------------------------------------------------------------------

                                                                                                            $30,449,783
 =======================================================================================================================

At December 31, 1999, the Bank had approximately $11,800,000 in time deposits from two unrelated customers, which mature in 2000.

              THE PB FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.   RELATED PARTY TRANSACTIONS

At December 31, 1999 and 1998, the Bank had direct and indirect loans of $3,346,241 and $515,598, respectively, outstanding to or for the benefit of certain Bank officers, directors and their related interests. During 1999 and 1998, $4,681,272 and $599,450 of such loans were made and repayments totaled $1,850,629 and $83,852, respectively. These loans were made in the ordinary course of business in conformity with normal credit terms, including interest rates and collateral requirements prevailing at the time for comparable transactions with other borrowers. These individuals and their related interests also maintain customary demand and time deposit accounts with the Bank.

During 1999, the Bank executed a lease agreement with one of its directors for office space located in the Bank's building (see Note 5). The lease expires December 31, 2001, and requires monthly lease payments of $1,069 per month plus certain executory costs.

During 1998, the Bank sold a parcel of land, adjacent to its premises, to one of its directors for a total proceeds of $230,660. The land was sold at the Bank's cost, which approximated fair market value, and no gain or loss was recorded as a result of the sale.


12.   STOCKHOLDERS' EQUITY

The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements result in certain discretionary actions by regulators that could have an effect on the Company's operations. The regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

As of December 31, 1999, the most recent notification from the State of Georgia Department of Banking and Finance categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes has changed the Company's or Bank's category. To be considered well capitalized and adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Company and Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios as set forth in the following tables. The actual capital amounts and ratios are also presented in the following tables.

              THE PB FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                               ADEQUATELY
                                               CAPITALIZED               WELL CAPITALIZED
 DECEMBER 31, 1999                             REQUIREMENT                  REQUIREMENT                   ACTUAL
 -----------------------------------------------------------------------------------------------------------------------
                                             AMOUNT      RATIO         AMOUNT       RATIO             AMOUNT      RATIO
                                                                   (Amounts in thousands)
 Tier 1 Capital (to Average
    Assets)
      Consolidated                           $1,203       4.0%        > $2,006       > 5.0%           $6,486      16.2%
                                                                      -              -
      Bank                                   $1,203       4.0%        > $2,006       > 5.0%           $6,559      16.4%
                                                                      -              -

 Tier 1 Capital (to Risk
    Weighted Assets)
      Consolidated                           $2,411       4.0%        > $3,617       > 6.0%           $6,486      10.8%
                                                                      -              -
      Bank                                   $2,411       4.0%        > $3,617       > 6.0%           $6,559      10.9%
                                                                      -              -

 Total Capital (to Risk Weighted
    Assets)
      Consolidated                           $4,822       8.0%        > $6,028       >10.0%           $6,886      11.4%
                                                                      -              -
      Bank                                   $4,822       8.0%        > $6,028       >10.0%           $6,959      11.5%
                                                                      -              -


                                               Adequately
                                               Capitalized               Well Capitalized
 December 31, 1998                             Requirement                  Requirement                    Actual
 ------------------------------------------ ----------------------------------------------------------------------------
                                             Amount      Ratio          Amount         Ratio          Amount      Ratio
                                                                   (Amounts in thousands)
 Tier 1 Capital (to Average
    Assets)                                   $ 790       4.0%        >  $ 988       >  5.0%          $6,995      35.4%
                                                                      -              -

 Tier 1 Capital (to Risk
    Weighted Assets)                          $ 543       4.0%        >  $ 814       >  6.0%          $6,995      51.5%
                                                                      -              -

 Total Capital (to Risk Weighted
    Assets)                                  $1,086       8.0%        > $1,357       > 10.0%          $7,077      52.1%
                                                                      -              -

Management believes that, as of December 31, 1999, the Company and Bank meet all capital requirements to which they are subject.

Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends which the Bank may pay without obtaining prior regulatory approval. These restrictions are based on the level of regulatory classified assets, the prior years' net earnings, and the ratio of equity capital to total assets. In addition, the Georgia Department of Banking and Finance required as a condition to approving the Bank's charter, that the Bank for regulatory reporting purposes, transfer $500,000 from surplus to retained earnings to establish an expense fund to cover pre-opening expenses and potential losses in the first year of operation. This transfer is not available for dividends and is not to be returned to surplus until start-up losses are recovered and a cumulative profit is made. At December 31, 1999 and 1998, total stockholders' equity of the Bank was $6,558,596 and $6,994,671, respectively, and was not available for dividends.

              THE PB FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.   STOCK OPTIONS

During 1998, the Company's Board of Directors and stockholders approved a stock option plan (the "Plan"). The terms of the Plan were assumed by the Parent Company as a result of the reorganization of the Bank until a holding company structure in July 1999. As defined by the Plan, the Company may grant stock options to persons who are now or who during the term of the Plan become employees of the Company. Stock options granted under the Plan may either be incentive stock options or nonqualified stock options for federal income tax purposes. Subject to the provisions of the Plan, the maximum number of shares of common stock of the Company that may be optioned or sold is 100,000 shares.

The exercise price for each option shall not be less than the fair market value of the stock at the time the option is granted. The exercise price of an option granted to a person owning stock in the Company that is more than 10 percent of the total common stock outstanding of the Company must equal at least 110 percent of the fair market value at the date of grant, and such option is not exercisable for five years from the date the incentive stock option was granted.

The Board of Directors may, at its discretion, provide that an option not be exercised in whole or in part for any period or periods of time as specified in the option agreements. No option may be exercised after the expiration of ten years from the date it is granted.

Summarized information related to these options is as follows:

                                                                                  Exercise Price       Weighted-Average
                                                               Shares                      Range         Exercise Price
 -----------------------------------------------------------------------------------------------------------------------


 Balance at inception (October 5, 1998)                           --                      $   --                 $   --
   Granted                                                    38,500                       10.00                  10.00
   Exercised                                                      --                          --                     --
   Expired                                                        --                          --                     --
 -----------------------------------------------------------------------------------------------------------------------

 Balance at December 31, 1998                                 38,500                       10.00                  10.00
   Granted                                                        --                          --                     --
   Exercised                                                      --                          --                     --
   Expired                                                        --                          --                     --
 -----------------------------------------------------------------------------------------------------------------------

 Balance at December 31, 1999                                 38,500                      $10.00                 $10.00
 =======================================================================================================================

 Options exercisable at December 31, 1999                     27,700                      $10.00

 Options exercisable at December 31, 1998                     15,000                       10.00


 Weighted-average fair value of options granted during
    1999                                                     $    --

 Weighted-average fair value of options granted during
    1998                                                     $  5.08
 =======================================================================================================================

              THE PB FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In 1998, the Board of Directors adopted an additional plan to provide incentive to eligible directors to stimulate their efforts towards the success of the Company. Subject to the provisions of the plan, the maximum number of shares of common stock of the Company that may be optioned or sold is 157,612 shares.

The exercise price for each option shall not be less than the fair market value of the stock at the time the option is granted. The exercise price of an option granted to a person owning stock in the Company that is more than 10 percent of the total common stock outstanding of the Company must equal at least 110 percent of the fair market value at the date of grant, and such option is not exercisable for five years from the date the incentive stock option was granted.

The Board of Directors may, at its discretion, provide that an option not be exercised in whole or in part for any period or periods of time as specified in the option agreements. No option may be exercised after the expiration of ten years from the date it is granted.

Summarized information related to these options is as follows:

                                                                                  Exercise Price       Weighted-Average
                                                               Shares                      Range         Exercise Price
 -----------------------------------------------------------------------------------------------------------------------


 Balance at inception (October 5, 1998)                           --                      $   --                 $   --
   Granted                                                   157,579                       10.00                  10.00
   Exercised                                                      --                          --                     --
   Expired                                                        --                          --                     --
 -----------------------------------------------------------------------------------------------------------------------

 Balance at December 31, 1998                                157,579                       10.00                  10.00
   Granted                                                        --                          --                     --
   Exercised                                                      --                          --                     --
   Expired                                                        --                          --                     --
 -----------------------------------------------------------------------------------------------------------------------

 Balance at December 31, 1999                                157,579                      $10.00                 $10.00
 =======================================================================================================================

 Options exercisable at December 31, 1999                     52,526                      $10.00

 Options exercisable at December 31, 1998                         --                          --


 Weighted-average fair value of options granted during
    1999                                                    $     --

 Weighted-average fair value of options granted during
    1998                                                    $   5.08
 =======================================================================================================================


The Board of Directors may, at its discretion, provide that an option not be exercisable, in whole or in part, for any period or periods of time, as specified in the option agreements. No option may be exercised after the expiration of ten years from the date it was granted. Summarized information regarding outstanding stock options under both plans is as follows:

              THE PB FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999
 -----------------------------------------------------------------------------------------------------------------------
                                            Outstanding Options                             Options Exercisable
                            -----------------------------------------------------   ------------------------------------
                                                        Weighted-
                                                          Average      Weighted-                              Weighted-
               Range of                   Number        Remaining        Average                   Number       Average
               Exercise           Outstanding at    Contractual         Exercise           Exercisable at      Exercise
                  Price        December 31, 1999             Life          Price        December 31, 1999         Price
 -----------------------------------------------------------------------------------------------------------------------

                 $10.00                  196,079            8.89         $10.00                   80,226         $10.00
 =======================================================================================================================


                                December 31, 1998
 -----------------------------------------------------------------------------------------------------------------------
                                            Outstanding Options                             Options Exercisable
                            -----------------------------------------------------   ------------------------------------
                                                        Weighted-
                                                          Average      Weighted-                              Weighted-
               Range of                   Number        Remaining        Average                   Number       Average
               Exercise           Outstanding at    Contractual         Exercise           Exercisable at      Exercise
                  Price        December 31, 1998             Life          Price        December 31, 1998         Price
 -----------------------------------------------------------------------------------------------------------------------

                 $10.00                  196,079            9.89         $10.00                   15,000         $10.00
 =======================================================================================================================

The Company implemented Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," in 1998. As permitted by SFAS 123, the Company accounts for stock-based compensation by applying the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." If the accounting provisions of SFAS 123 had been adopted net loss and loss per share would have been as follows:

Years ended December 31,                 1999              1998
----------------------------------------------------------------
Net loss
  As reported                       $(368,069)        $(739,337)
  Pro forma                          (699,175)         (815,481)

Basic loss per common share
  As reported                       $    (.47)        $    (.95)
  Pro forma                              (.90)            (1.05)

The fair value of each option grant, under both plans, is estimated on the respective dates of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998: annual dividend yield of 0 percent, expected volatility of 25 percent, risk-free interest rate of 5.63 percent, and expected life of ten years. There were no options granted during 1999.


14.   OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amounts of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

              THE PB FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 1999 and 1998, commitments to extend credit totaled approximately $14,080,000 and $3,909,000, respectively.

The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management's credit evaluation of the other party. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and income-producing commercial properties on those commitments for which collateral is deemed necessary.


15.   COMMITMENT

The Company maintains an employment agreement with the president of the Bank which provides for an annual base salary, plus medical insurance premiums, and such other benefits which are generally made available to other senior executives of the Bank. The agreement includes certain noncompete provisions and severance benefits to be paid upon termination of employment.


16.   SUPPLEMENTAL FINANCIAL DATA

Components of other income and other expense in excess of 1 percent of total interest and other income are as follows:

                                                                                                         For the period
                                                                                                         from inception
                                                                           FOR THE YEAR ENDED      (October 5, 1998) to
                                                                            DECEMBER 31, 1999         December 31, 1998
 -----------------------------------------------------------------------------------------------------------------------

 Other expenses:
    Advertising                                                                      $35,166                    $43,012
    Appraisal fees                                                                    19,389                      3,775
    Blanket bond insurance                                                             9,180                      2,150
    Courier                                                                           13,455                      4,243
    Dues and subscriptions                                                            19,146                      3,300
    Meals and entertainment                                                           16,051                      4,789
    Miscellaneous expense                                                             26,361                     19,547
    Commercial loan expenses                                                           2,246                      2,168
    Postage                                                                           12,688                      2,421
    Supplies                                                                          38,144                     49,197
    Telephone                                                                         33,558                     10,441
    Data processing                                                                   70,430                      1,971

THE PB FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.   FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments are as follows:

                                                          1999                                     1998
                                          -------------------------------------     ------------------------------------
                                                CARRYING            ESTIMATED            Carrying            Estimated
 December 31,                                      VALUE           FAIR VALUE               Value           Fair Value
 -----------------------------------------------------------------------------------------------------------------------

 Financial assets:
    Cash and cash equivalents                 $11,819,849         $11,819,849          $6,189,291           $6,189,291
    Investment securities available
      for sale                                  6,653,163           6,653,163           1,526,078            1,526,078
    Other investments                             120,100             120,100                  --                   --
    Loans, net                                 39,763,942          39,301,259           8,047,909            8,042,316
    Accrued interest receivable                   289,671             289,671              39,349               39,349

 Financial liabilities:
    Noncontractual deposits                    23,560,109          23,560,109          $6,505,519           $6,505,519
    Contractual deposits                       30,449,783          30,550,389           6,102,885            6,180,828
    Repurchase agreements                       1,797,142           1,797,142                  --                   --
    Borrowings                                     72,799              72,799                  --                   --
    Accrued interest payable                      149,045             149,045              30,748               30,748

 Off-balance-sheet instruments:
    Undisbursed credit lines                                        14,080,000                               $3,909,000

              THE PB FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18.   CONDENSED FINANCIAL STATEMENTS ON THE PB FINANCIAL SERVICES CORPORATION

                             CONDENSED BALANCE SHEET
                                  (PARENT ONLY)

 December 31,                                                                           1999                       1998
 -----------------------------------------------------------------------------------------------------------------------
 ASSETS

 Investment in subsidiary                                                        $ 6,558,596                 $6,994,671
 -----------------------------------------------------------------------------------------------------------------------

 TOTAL ASSETS                                                                    $ 6,558,596                 $6,994,671
 =======================================================================================================================

 LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES
    Borrowings                                                                 $      72,799                 $       --
 -----------------------------------------------------------------------------------------------------------------------

 Total liabilities                                                                    72,799                         --
 -----------------------------------------------------------------------------------------------------------------------

 STOCKHOLDERS' EQUITY
    Common stock                                                                   3,876,875                  3,876,875
    Surplus                                                                        3,861,784                  3,861,784
    Retained earnings                                                             (1,107,407)                  (739,337)
    Market valuation reserve on investment securities available
      for sale                                                                      (145,455)                    (4,651)
 -----------------------------------------------------------------------------------------------------------------------
 Total stockholders' equity                                                        6,485,797                  6,994,671
 -----------------------------------------------------------------------------------------------------------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 6,558,996                 $6,994,071
 =======================================================================================================================

              THE PB FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                        CONDENSED STATEMENT OF OPERATIONS
                                  (PARENT ONLY)

                                                                                                         For the period
                                                                                                         from inception
                                                                           FOR THE YEAR ENDED      (October 5, 1998) to
                                                                            DECEMBER 31, 1999         December 31, 1998
 -----------------------------------------------------------------------------------------------------------------------

 OPERATING INCOME                                                                  $      --                  $      --
 -----------------------------------------------------------------------------------------------------------------------

 OPERATING EXPENSE
   Organization costs                                                                 72,799                         --
 -----------------------------------------------------------------------------------------------------------------------

 Total operating expense                                                              72,799                         --
 -----------------------------------------------------------------------------------------------------------------------

 LOSS BEFORE EQUITY IN UNDISTRIBUTED LOSS OF SUBSIDIARY                              (72,799)                        --

 EQUITY IN UNDISTRIBUTED LOSS OF SUBSIDIARY                                         (295,270)                  (739,337)
 -----------------------------------------------------------------------------------------------------------------------

 NET LOSS                                                                          $(368,069)                 $(739,337)
 =======================================================================================================================


                                         CONDENSED STATEMENT OF CASH FLOWS
                                                   (PARENT ONLY)

                                                                                                         For the period
                                                                                                         from inception
                                                                           FOR THE YEAR ENDED      (October 5, 1998) to
                                                                            DECEMBER 31, 1999         December 31, 1998
 -----------------------------------------------------------------------------------------------------------------------

 CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                       $(368,069)              $   (739,337)
    Equity in undistributed loss of subsidiary                                       295,270                    739,337
 -----------------------------------------------------------------------------------------------------------------------

 Net cash used by operating activities                                               (72,799)                        --
 -----------------------------------------------------------------------------------------------------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES
    Issuance of common stock                                                              --                  7,738,659
    Investment in bank subsidiary                                                         --                 (7,738,659)
 -----------------------------------------------------------------------------------------------------------------------

 Net cash provided by investing activities                                                --                         --
 -----------------------------------------------------------------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in borrowings                                                            72,799                         --
 -----------------------------------------------------------------------------------------------------------------------

 Net cash provided by financing activities                                            72,799                         --
 -----------------------------------------------------------------------------------------------------------------------

 NET INCREASE IN CASH                                                                     --                         --

 CASH, BEGINNING OF YEAR                                                                  --                         --
 -----------------------------------------------------------------------------------------------------------------------

 CASH, END OF YEAR                                                                 $      --              $          --
 =======================================================================================================================