Form 10QSB
period 2000-03-31
P B FINANCIAL SERVICES CORP
filed 2000-05-12
CIK 1086173

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------

                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                              -------------------

For quarter ended March 31, 2000            Commission File Number ____________
                  --------------

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

                            9570 MEDLOCK BRIDGE ROAD
                             DULUTH, GEORGIA 30097
                        (Address of Principal Executive
                          Offices, including Zip Code)

                                 (770) 814-8100
                                 --------------
                (Issuer's telephone number, including area code)

                                 NOT APPLICABLE
                    (Former name, former address and former
                   fiscal year, if changed since last report)
                              -------------------


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

        COMMON STOCK, $5.00 PAR VALUE, 775,375 SHARES AS OF MAY 8, 2000

                         PART I. FINANCIAL INFORMATION



ITEM 1.       FINANCIAL STATEMENTS
                     THE PB FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000
                                  (UNAUDITED)





                                                                    March 31,       December 31,
                                                                      2000              1999
                                                                  ------------      ------------

ASSETS
    Cash and due from banks                                       $  2,066,631      $  4,343,721
    Federal funds sold                                               4,045,000         7,476,128
    Investment securities available for sale, at market value        9,008,717         6,653,163
    Other investments                                                  120,100           120,100
    Loans, net of deferred loan fees                                48,204,212        40,163,433
    Less allowance for loan losses                                     477,126           399,991
                                                                  ------------      ------------
              Loans, net                                            47,727,086        39,763,442
    Property and equipment, net                                      3,765,383         3,819,279
    Accrued interest receivable                                        337,149           289,671
    Other assets                                                       162,843            86,382
                                                                  ------------      ------------
TOTAL ASSETS                                                      $ 67,232,909      $ 62,551,886
                                                                  ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
        Deposits
              Noninterest-bearing demand                             5,494,743         5,335,482
              Interest-bearing demand and money market              18,146,979        18,079,670
              Savings                                                  199,663           144,957
              Time deposits of $100,000 or more                     24,369,985        21,367,001
              Other time deposits                                    9,398,624         9,082,782
                                                                  ------------      ------------
                       Total deposits                               57,609,994        54,009,892

        Repurchase agreements                                        2,650,850         1,797,141
        Borrowings                                                      74,478            72,799
        Accrued interest payable                                       231,588           149,045
        Other liabilities                                               13,926            37,211
                                                                  ------------      ------------
              Total liabilities                                     60,580,836        56,066,088


Stockholders' equity:
       Common stock, $5.00 par value,
         10,000,000 shares authorized,
          775,375 shares issued and outstanding                      3,876,875         3,876,875
       Surplus                                                       3,861,784         3,861,784
       Accumulated deficit                                            (945,499)       (1,107,406)
       Accumulated other comprehensive loss-
           market valuation reserve on investment
           securities available for sale                              (141,087)         (145,455)
                                                                  ------------      ------------
              Total stockholders' equity                             6,652,073         6,485,798
                                                                  ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 67,232,909      $ 62,551,886
                                                                  ============      ============

                     THE PB FINANCIAL SERVICES CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)





                                                                           Three Months     Three Months
                                                                              Ended            Ended
                                                                               2000             1999
                                                                           ------------     ------------

INTEREST INCOME
    Interest and fees on loans                                             $  1,126,140     $    334,899
    Interest on investment securities                                           130,374           35,901
    Interest on federal funds sold                                              100,050           66,211
                                                                           ------------     ------------
              Total interest income                                           1,356,564          437,011

INTEREST EXPENSE
    Interest-bearing demand and money market                                    206,590           95,675
    Savings                                                                         961              478
    Time deposits of $100,000 or more                                           381,244           58,794
    Other time deposits                                                         132,230           38,764
    Repurchase agreements                                                        29,497            1,545
    Other borrowings                                                              1,679               --
                                                                           ------------     ------------
              Total interest expense                                            752,201          195,256

              Net interest income                                               604,363          241,755

PROVISION FOR LOAN LOSSES                                                        77,135           81,467
                                                                           ------------     ------------

              Net interest income after provision for loan losses               527,228          160,288

OTHER OPERATING INCOME
    Service charges on deposit accounts                                          33,087            6,241
    Mortgage referral commissions                                                58,375           52,950
    Other income                                                                 18,995           15,685
                                                                           ------------     ------------
              Total other income                                                110,457           74,876

OTHER OPERATING EXPENSE
    Salaries and benefits                                                       260,146          263,168
    Occupancy expense, net                                                       81,845           84,668
    Other expense                                                               133,787           97,613
                                                                           ------------     ------------
              Total other operating expense                                     475,778          445,449

INCOME (LOSS) BEFORE INCOME TAXES                                               161,907         (210,285)

INCOME TAXES                                                                         --               --

                                                                           ------------     ------------
NET INCOME (LOSS)                                                          $    161,907     $   (210,285)
                                                                           ============     ============

BASIC EARNINGS (LOSS) PER COMMON SHARE                                     $       0.21     $      (0.27)
DILUTED EARNINGS PER COMMON SHARE                                          $       0.21     $         --

                     THE PB FINANCIAL SERVICES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)




                                                                               2000             1999
                                                                               ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                        $    161,907     $   (210,285)
  Adjustments to reconcile net loss to net cash used by
     operating activities:
              Depreciation of premises and equipment                             65,372           58,999
              Provision for loan losses                                          77,135           81,467
              Increase in net deferred loan fees                                 65,235           27,945
              Increase in accrued interest receivable                           (47,478)         (71,851)
              Increase in other assets                                          (76,461)          (1,993)
              Increase in accrued interest payable                               82,543           33,116
              Decrease in other liabilities                                     (23,285)        (106,362)
                                                                           ------------     ------------
  Net cash provided (used) by operating activities                              304,968         (188,964)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of investment securities available for sale                      (2,493,731)      (1,999,228)
  Principal repayments of investment securities available for sale              142,546           70,120
  Loans originated, net of principal repayments                              (8,106,014)      (8,154,699)
  Acquisition of premises and equipment                                         (11,476)         (99,726)
                                                                           ------------     ------------
Net cash used by investing activities                                       (10,468,675)     (10,183,533)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in borrowings                                                          1,679               --
  Increase in repurchase agreements                                             853,709               --
  Net increase in demand, money market and savings
      deposits                                                                  281,275        8,655,145
  Time deposits accepted, net of repayments                                   3,318,826        2,402,848
                                                                           ------------     ------------
Net cash provided by financing activities                                     4,455,489       11,057,993

Net increase (decrease) in cash and cash equivalents                         (5,708,218)         685,496
Cash and cash equivalents at beginning of period                             11,819,849        6,189,291
                                                                           ------------     ------------
Cash and cash equivalents at end of period                                 $  6,111,631     $  6,874,787
                                                                           ============     ============

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for The PB Financial Services Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes included in the Bank's annual report included on Form 10-KSB for the year ended December 31, 1999.



NOTE 2 - ORGANIZATION OF THE BUSINESS

The Peachtree Bank (the "Bank") was organized under the laws of the State of Georgia as a state-chartered commercial bank and began its banking operations on October 5, 1998. On July 15, 1999, the Bank became a subsidiary of The PB Financial Services Corporation (the "Company") as a result of a tax-free reorganization in which the stockholders of the Bank exchanged all outstanding Bank stock for stock in the Company.



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

         Major classifications of loans are as follows:


                                            March 31, 2000  December 31, 1999
                                            --------------  -----------------

Commercial                                   $  9,266,619     $  5,645,589
Real estate-construction                       16,677,839       11,910,797
Real estate-commercial and residential         17,273,387       18,453,654
Real estate-home equity                         1,534,929        1,331,965
Installment loans to individuals                3,651,359        2,956,114

--------------------------------------------------------------------------
Total loans                                    48,404,133       40,298,119
Less: Net deferred loan fees                      199,921          134,686
      Allowance for loan losses                   477,126          399,991

--------------------------------------------------------------------------
Loans, net                                   $ 47,727,086     $ 39,763,442



Through March 31, 2000, there were no loan charge-offs, and there were no nonperforming loans



NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) is comprised of the following:


                                           Unrealized
                                           Gains (Losses)
                                           On Securities
                                           --------------
Beginning balance - January 1, 2000         $(145,455)
Current period change                       $   4,368
                                            ---------
Ending balance - March 31, 2000             $(141,087)



NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENT

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At March 31, 2000, the Company's total assets increased $4.7 million or 7% from December 31, 1999. Loans, the primary category of assets, grew from $39.7 million to $47.7 million, an increase of $8 million, while investment securities available for sale increased $2.4 million to $9 million in the first quarter of 2000. The increases in loans and investments were the primary result of the redeployment of a significant portion of the Company's cash and federal funds sold into interest earning assets, and secondarily by an increase in deposits of $3.6 million.

The Company reported net income for the quarter ended March 31, 2000 of $161,907 compared to a net loss of $(210,285) for the same period one year ago. Net interest income for the three months ended March 31, 2000 was $604,363 compared to $241,755 for the same period in 1999, with the increase attributed to a greater volume of interest earning assets that earn a higher interest rate than the rate paid on interest bearing liabilities. The ratio of loans to deposits was 84% at March 31, 2000

The provision for loan losses for the three months ended March 31, 2000 was $77,135 compared to $81,467 for the first quarter of 1999. The provision for loan losses reflects management's estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately
 .99% of total loans outstanding at March 31, 2000 and approximately 1% of total loans outstanding at March 31, 1999. Management believes that the current allowance of $477,126 is adequate based upon the Bank's loan portfolio and current economic conditions.

Non-interest income for the three months ended March 31, 2000 was $110,457, compared to $74,876 for the same period one year ago. Non-interest income consists primarily of mortgage referral fees and service charges on deposit accounts. Service charges on deposit accounts increased from $6,241 at March 31, 1999 to $33,087 at March 31, 2000, reflecting the growth in activity in personal and commercial checking accounts over the year.

Non-interest expense was $475,778 for the first quarter of 2000, as compared to $445,449 for the same period one year ago. Non-interest expense consists primarily of salaries and benefits and other operating expenses.

The Company reported net income of $161,907 for the quarter ended March 31, 2000 compared to a loss of $(210,285) for the first quarter of 1999. Due to the net operating loss carryforward and the recognition of tax benefits being dependent on future earnings, there was no tax provision in either period.



                                  INVESTMENTS

The investment portfolio consists of federal funds sold, U.S. Government agency obligations and Federal Home Loan Bank stock, which provide the Bank with a source of liquidity and a long-term and relatively stable source of income. Additionally, the investment portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds and furnishing liquidity to The Peachtree Bank.



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

In addition, the Bank has arrangements with correspondent banks for short-term unsecured advances up to $3,900,000. No amounts were borrowed under these arrangements in 1999 or 2000.



                               CAPITAL RESOURCES

Management is committed to maintaining capital at a level to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. The following table presents The Peachtree Bank's regulatory capital position at March 31, 2000:

RISK-BASED CAPITAL RATIOS

Tier 1 Capital                       11.02%
Tier 1 Capital minimum requirement    4.00%
                                    ------

Excess                                7.02%
                                    ------

Total Capital                        11.80%
Total Capital minimum requirement     8.00%
                                    ------

Excess                                3.80%
                                    ------



PART II  OTHER INFORMATION


                  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           Exhibit 27 - Financial Data Schedule

                  (b)      Report on Form 8-K

                           There were no reports on Form 8-K filed during the quarter ended March 31, 2000.


                                   SIGNATURE



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     THE PB FINANCIAL SERVICES CORPORATION


            May 10, 2000                                /s/ KELLY J. JOHNSON
                                                        ------------------------
                                                           Kelly J. Johnson
                                                           (PRINCIPAL FINANCIAL
                                                           OFFICER)