Form 10QSB
period 2000-06-30
P B FINANCIAL SERVICES CORP
filed 2000-08-14
CIK 1086173

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                               -------------------

  For quarter ended June 30, 2000              Commission File Number
                    -------------                                    -----------

                      THE PB FINANCIAL SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

                               -------------------

                 GEORGIA                                    58-2466560
                 -------                                    ----------
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

       COMMON STOCK, $5.00 PAR VALUE, 775,375 SHARES AS OF AUGUST 1, 2000

                                      INDEX

                                                                                 Page
Part I.  Financial Information

                  Consolidated Balance Sheets
                     June 30, 2000 and December 31, 1999                            2

                  Consolidated Statements of Income
                     Three Months Ended June 30, 2000 and 1999                      3

                  Consolidated Statements of Income
                     Six Months Ended June 30, 2000 and 1999                        4

                  Consolidated Statements of Comprehensive Income
                     Six Months Ended June 30, 2000 and 1999                        5

                  Consolidated Statements of Cash Flow
                     Six Months Ended June 30, 2000 and 1999                        6

                  Notes to Consolidated Financial Statements                      7-9

                  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations               9-12


Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders                    13-15

Item 6. Exhibits and Reports on Form 8-K                                           15

Signature                                                                          15

                         PART 1. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                      THE PB FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEET
                       JUNE 30, 2000 AND DECEMBER 31, 1999



                                                                      June 30, 2000         December 31, 1999
                                                                        Unaudited                Audited
                                                                      -------------         -----------------
ASSETS
    Cash and due from banks                                            $  1,891,728           $  4,343,721
    Federal funds sold                                                    9,055,000              7,476,128
    Investment securities available for sale, at market value            11,161,424              6,653,163
    Other investments                                                       120,100                120,100
    Loans, net of deferred loan fees                                     57,448,322             40,163,433
    Less allowance for loan losses                                          528,785                399,991
                                                                       ------------           ------------
             Loans, net                                                  56,919,537             39,763,442
    Property and equipment, net                                           3,710,305              3,819,279
    Accrued interest receivable                                             452,475                289,671
    Other assets                                                            172,983                 86,382
                                                                       ------------           ------------
TOTAL ASSETS                                                           $ 83,483,552           $ 62,551,886
                                                                       ============           ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
        Deposits
             Noninterest-bearing demand                                   6,431,916              5,335,482
             Interest-bearing demand and money market                    25,237,199             18,079,670
             Savings                                                        226,342                144,957
             Time deposits of $100,000 or more                           28,746,407             21,367,001
             Other time deposits                                         10,116,572              9,082,782
                                                                       ------------           ------------
                      Total deposits                                     70,758,436             54,009,892

        Repurchase agreements                                             5,363,145              1,797,141
        Borrowings                                                           76,138                 72,799
        Accrued interest payable                                            344,115                149,045
        Other liabilities                                                    28,330                 37,211
                                                                       ------------           ------------
             Total liabilities                                           76,570,164             56,066,088


Stockholders' equity:
       Common stock, $5.00 par value,
         10,000,000 shares authorized,
          775,375 shares issued and outstanding                           3,876,875              3,876,875
       Surplus                                                            3,861,784              3,861,784
       Accumulated deficit                                                 (692,146)            (1,107,406)
       Accumulated other comprehensive loss-
           market valuation reserve on investment
           securities available for sale                                   (133,125)              (145,455)
                                                                       ------------           ------------
             Total stockholders' equity                                   6,913,388              6,485,798
                                                                       ------------           ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 83,483,552           $ 62,551,886
                                                                       ============           ============

                      THE PB FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                              Three Months Ended    Three Months Ended
                                                                                June 30, 2000         June 30, 1999
                                                                              ------------------    ------------------
INTEREST INCOME
    Interest and fees on loans                                                   $  1,282,888           $   515,247
    Interest on investment securities                                                 152,429                55,498
    Interest on federal funds sold                                                     91,006                48,862
                                                                                 ------------           -----------
             Total interest income                                                  1,526,323               619,607

INTEREST EXPENSE
    Interest-bearing demand and money market                                          251,073               156,527
    Savings                                                                             1,217                   645
    Time deposits of $100,000 or more                                                 387,634                70,879
    Other time deposits                                                               142,591                58,345
    Repurchase agreements                                                              53,949                    --
    Other borrowings                                                                    1,661                    --
                                                                                 ------------           -----------
             Total interest expense                                                   838,125               286,396

             Net interest income                                                      688,198               333,211

PROVISION FOR LOAN LOSSES                                                              51,659                95,238
                                                                                 ------------           -----------

             Net interest income after provision for loan losses                      636,539               237,973

OTHER OPERATING INCOME
    Service charges on deposit accounts                                                19,237                 6,343
    Mortgage referral commissions                                                      64,974                59,659
    Other income                                                                       32,881                21,310
                                                                                 ------------           -----------
             Total other income                                                       117,092                87,312

OTHER OPERATING EXPENSE
    Salaries and benefits                                                             260,969               261,303
    Occupancy expense, net                                                             88,301                20,326
    Professional and other outside services                                            20,403                 6,375
    Other expense                                                                     130,624               161,557
                                                                                 ------------           -----------
             Total other operating expense                                            500,297               449,561

INCOME (LOSS) BEFORE INCOME TAXES                                                     253,334              (124,276)

INCOME TAXES                                                                               --                    --

                                                                                 ------------           -----------
NET INCOME (LOSS)                                                                $    253,334           $  (124,276)
                                                                                 ============           ===========

BASIC EARNINGS (LOSS) PER COMMON SHARE                                           $       0.33           $     (0.16)

DILUTED EARNINGS PER COMMON SHARE                                                $       0.33           $        --

                      THE PB FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)



                                                                               Six Months Ended       Six Months Ended
                                                                                June 30, 2000          June 30, 1999
                                                                               ----------------       ----------------
INTEREST INCOME
    Interest and fees on loans                                                   $  2,409,028           $    833,622
    Interest on investment securities                                                 282,804                 91,399
    Interest on federal funds sold                                                    191,056                115,073
                                                                                 ------------           ------------
             Total interest income                                                  2,882,888              1,040,094

INTEREST EXPENSE
    Interest-bearing demand and money market                                          457,663                253,744
    Savings                                                                             2,178                  1,124
    Time deposits of $100,000 or more                                                 768,879                129,673
    Other time deposits                                                               274,821                 97,111
    Repurchase agreements                                                              83,446                     --
    Other borrowings                                                                    3,339                     --
                                                                                 ------------           ------------
             Total interest expense                                                 1,590,326                481,652

             Net interest income                                                    1,292,562                558,442

PROVISION FOR LOAN LOSSES                                                             128,794                176,705
                                                                                 ------------           ------------

             Net interest income after provision for loan losses                    1,163,768                381,737

OTHER OPERATING INCOME
    Service charges on deposit accounts                                                44,440                 12,585
    Mortgage referral commissions                                                     123,349                112,609
    Other income                                                                       59,759                 36,995
                                                                                 ------------           ------------
             Total other income                                                       227,548                162,189

OTHER OPERATING EXPENSE
    Salaries and benefits                                                             517,796                524,470
    Occupancy expense, net                                                            170,146                158,500
    Professional and other outside services                                            31,603                 10,434
    Other expense                                                                     256,529                201,607
                                                                                 ------------           ------------
             Total other operating expense                                            976,074                895,011

INCOME (LOSS) BEFORE INCOME TAXES                                                     415,242               (351,085)

INCOME TAXES                                                                               --                     --

                                                                                 ------------           ------------
NET INCOME (LOSS)                                                                $    415,242           $   (351,085)
                                                                                 ============           ============

BASIC EARNINGS (LOSS) PER COMMON SHARE                                           $       0.54           $      (0.45)

DILUTED EARNINGS PER COMMON SHARE                                                $       0.54           $         --

                      THE PB FINANCIAL SERVICES CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                              Six Months Ended       Six Months Ended
                                                                               June 30, 2000          June 30, 1999
                                                                              ----------------       ----------------

Net earnings (losses)                                                            $  415,242             $ (351,085)

Other comprehensive income, net of tax:
    Unrealized gain (loss) on securities available for sale                        (201,704)               (81,291)
    Income tax effect on gain (loss)                                                (68,579)               (27,639)
                                                                                 ----------             ----------

Unrealized gain (loss) arising during the year, net of tax                         (133,125)               (53,652)

    Less:  Reclassification adjustment for gain (loss)
              included in net earnings                                                   --                     --
    Income tax effect on reclassification adjustments                                    --                     --
                                                                                 ----------             ----------

Reclassification adjustment for gain (loss)
    included in net earnings, net of tax                                                 --                     --

Other comprehensive income                                                         (133,125)               (53,652)

Comprehensive income                                                             $ (133,125)            $  (53,652)
                                                                                 ==========             ==========

                      THE PB FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                                     2000                   1999
                                                                                 ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                              $    415,242           $   (351,085)
  Adjustments to reconcile net loss to net cash used by
     operating activities:
             Depreciation of premises and equipment                                   130,062                119,491
             Provision for loan losses                                                128,794                176,705
             Increase in net deferred loan fees                                        62,305                 97,029
             Increase in accrued interest receivable                                 (162,804)              (136,655)
             Increase in other assets                                                (105,725)               (71,456)
             Increase in accrued interest payable                                     195,070                 60,318
             Decrease in other liabilities                                             (8,881)              (100,017)
                                                                                 ------------           ------------
  Net cash provided (used) by operating activities                                    654,063               (205,670)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of investment securities available for sale                            (4,682,253)            (2,387,048)
  Principal repayments of investment securities available for sale                    205,464                     --
  Loans originated, net of principal repayments                                   (17,347,194)           (17,624,734)
  Acquisition of premises and equipment                                               (21,088)              (110,986)
                                                                                 ------------           ------------
Net cash used by investing activities                                             (21,845,071)           (20,122,768)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in borrowings                                                                3,339                     --
  Increase in repurchase agreements                                                 3,566,004                     --
  Net increase in demand, money market and savings
      deposits                                                                      8,335,348             14,850,516
  Time deposits accepted, net of repayments                                         8,413,196              5,856,379
                                                                                 ------------           ------------
Net cash provided by financing activities                                          20,317,887             20,706,895

Net increase (decrease) in cash and cash equivalents                                 (873,121)               378,457
Cash and cash equivalents at beginning of period                                   11,819,849              6,189,291
                                                                                 ============           ============
Cash and cash equivalents at end of period                                       $ 10,946,728           $  6,567,748
                                                                                 ============           ============

SUPPLEMENTAL DISCLOSURES

Cash paid for:
  Interest                                                                          1,395,256                363,355
Noncash transactions:
  Change in accumulated other comprehensive income, net                               (12,330)                74,245

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

Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes included in the Company's annual report included on Form 10-KSB for the year ended December 31, 1999.

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

         Major classifications of loans are as follows:


                                            June 30, 2000   December 31, 1999
                                            -------------   -----------------

Commercial                                   $ 13,284,802     $  5,645,589
Real estate-construction                       18,655,889       11,910,797
Real estate-commercial and residential         19,304,994       18,453,654
Real estate-home equity                         1,904,936        1,331,965
Installment loans to individuals                4,494,692        2,956,114

                                             ------------     ------------
Total loans                                    57,645,313       40,298,119
Less: Net deferred loan fees                      196,991          134,686
         Allowance for loan losses                528,785          399,991

                                             ------------     ------------
Loans, net                                   $ 56,919,537     $ 39,763,442

Through June 30, 2000, there were no loan charge-offs, and there were no nonperforming loans. Past due loans were insignificant.

NOTE 4 - EARNINGS PER SHARE

The Company is required to report earnings per common share on the face of the statements of earnings with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants. Earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earrings per share. Additionally, the Company must reconcile the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share."

Stock options granted in 1999 have not been included in the computation of "diluted earnings per share" as the effect of inclusion would be antidilutive. Therefore, since "basic earnings per share" and "diluted earnings per share" are the same for the six months ended June 30, 2000 and June 30, 1999, the Company has chosen to present the calculation of basic earnings per share as follows:


                                  Net earnings
                                     (Loss)         Common Share    Per Share
                                   (Numerator)      (Denominator)     Amount
                                  ------------      -------------   ----------

For the Six Months Ended
June 30, 2000                      $  415,242         775,375       $     0.54


For the Six Months Ended
June 30, 1999                      $ (351,085)        775,375       $    (0.59)

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities". The effective date of this statement has been deferred by SFAS No. 137 until fiscal years beginning after June 15, 2000. The Company expects to adopt this statement effective January 1, 2001. Under SFAS 133 a company will recognize all freestanding derivative instruments in the statement of financial position as either assets or liabilities and will measure them at fair value. The difference between a derivative's previous carrying amount and its fair value shall be reported as a transition adjustment presented in net income or other comprehensive income as appropriate in a manner similar to the cumulative effect of a change in accounting principle. This statement also determines the accounting for the changes in fair value of a derivative, depending on the intended use of the derivative and resulting designation. The adoption of SFAS 133 is not expected to have a significant impact on the financial condition or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

This review contains certain forward-looking statements including statements relating to present or future trends or factors generally affecting the banking industry and specifically affecting The PB Financial Corporation's operations, markets and products. Without limiting the foregoing, the words "anticipates", "believes", "intends", "expects" or similar expressions are intended to identify forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Actual results could differ materially from those projected for many reasons including, without limitation, changing events and trends that have influenced the Company's assumptions. These trends and events include (1) changes in the interest rate environment which may reduce margins, (2) non-achievement of expected growth, (3) less favorable than anticipated changes in national and local business environments and securities markets (4) adverse changes in the regulatory requirements affecting the Company, (5) greater competitive pressures among financial institutions in the Company's market, and (6) greater than expected loan losses. Additional information and other factors that could affect future financial results are included in the Company's annual report included on Form 10-KSB for the year ended December 31, 1999.

FINANCIAL CONDITION

The Company's total assets have increased $20.9 million or 33% since December 31, 1999. Net loans, the primary category of assets, grew from $39.7 million to $56.9 million, an increase of $17.2 million, while investment securities available for sale have increased $4.5 million to $11.2 million in the first half of 2000. The increases in loans and investments have been funded primarily with deposits, which increased $16.7 million in the first six months of the year, as well as with repurchase agreements, which increased $3.6 million in the same time period.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Net income for the quarter ended June 30, 2000 was $253,334 compared to a net loss of $(124,276) for the same period one year ago. Net interest income for the three months ended June 30, 2000 was $688,198 compared to $333,211 for the same period in 1999, with the increase attributed to a greater volume of interest earning assets that earn a higher interest rate than the rate paid on interest bearing liabilities. The ratio of loans to deposits was 81% at June 30, 2000.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Net income for the six-month period ended June 30, 2000 was $415,242 compared to a net loss of $(454,442) for the same period in 1999. Net interest income for the six month period ended June 30, 2000 was $1,292,562, a 131% increase over the same period in 1999. Average earning assets increased $39,117,229 or 157% and related interest income increased by $1,842,794 or 177%. Average interest-bearing liabilities increased $36,800,395 or 181%, resulting in an increase in interest expense of $1,108,674 or 230% over the first half of 1999.

The provision for loan losses for the six months ended June 30, 2000 was $128,794 compared to $176,705 for the same period in 1999. The provision for loan losses reflects management's estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately .92% of loans outstanding at June 30, 2000 and approximately .99% of total loans outstanding at December 31, 1999. Management believes that the current allowance of $528,785 is adequate based upon the Bank's loan portfolio and current economic conditions.

Non-interest income for the six months ended June 30, 2000 was $227,548, compared to $162,189 for the same period one year ago. Non-interest income consists primarily of mortgage referral fees and service charges on deposit accounts. Service charges on deposit accounts increased $31,855 over the first half of 1999, reflecting the growth in activity in personal and commercial checking accounts over the year.

Non-interest expense was $976,074 for the first half of 2000, as compared to $998,368 for the same period one year ago. Non-interest expense consists primarily of salaries and benefits and other operating expenses.

The Company reported net income of $415,242 for the six months ended June 30, 2000 compared to a loss of $(454,442) for the same period in 1999. Due to the net operating loss carryforward and the recognition of tax benefits being dependent on future earnings, there was no tax provision in either period.

                                CAPITAL RESOURCES

At June 30, 2000, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4% and total capital to risk-weighted assets of 8%. The following table presents the Bank's and Company's compliance with regulatory capital requirements at June 30, 2000:


                                     The Peachtree Bank     Consolidated

Leverage capital ratio:                     8.51%               8.42%

Risk-based capital ratios:
         Tier 1 capital                    11.11%              10.99%

         Total capital                     11.93%              11.81%

PART II  OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

         Not applicable

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Shareholders held on May 16, 2000, the following individuals were elected to serve as directors for a one-year term until the next Annual Meeting of Shareholders:


                                         VOTES          VOTES
                                          FOR         WITHHELD
                                        -------       --------
         Robert D. Cheeley              473,386         500
         Daniel B. Cowart               473,386         500
         Paul D. Donaldson              473,386         500
         Charles L. Douglas             473,386         500
         Dexter R. Floyd                473,386         500
         J. Edwin Howard                473,386         500
         John J. Howard                 473,386         500
         J. Stephen Hurst               473,386         500
         Charles A. Machemehl, III      473,386         500
         J. Paul Maggard                473,386         500
         Monty G. Watson                473,386         500

         At the Company's Annual Meeting of Shareholders held on May 16, 2000,
         Article 7 of the Company's Articles of Incorporation was amended to provide for the directors to be divided into three classes with the classes to serve staggered terms of three years each.


                  VOTES FOR             VOTES AGAINST        ABSTAIN

                  451,965                   6,100             2,100

         At the Company's Annual Meeting of Shareholders held on May 16, 2000, a new Article 8 to the Company's Articles of Incorporation was added, which requires a supermajority (66-2/3%) vote of the directors or the issued and outstanding shares to change the number of directors.


                  VOTES FOR             VOTES AGAINST        ABSTAIN

                  437,965                   6,600             3.000

         At the Company's Annual Meeting of Shareholders held on May 16, 2000, a new Article 13 to the Company's Articles of Incorporation was added, which requires a supermajority (66-2/3%) vote of the issued and outstanding shares to approve any merger or share exchange of the Company with or into another corporation, or any sale, lease or other disposition of all or substantially all of the assets of the Company unless such transaction has been approved by the affirmative vote of two-thirds (66-2/3%) of the directors of the Company, in which case the affirmative vote of a majority of the issued and outstanding shares will be required.


                  VOTES FOR             VOTES AGAINST        ABSTAIN

                   443,565                 11,900             2,100

         At the Company's Annual Meeting of Shareholders held on May 16, 2000, a new Article 14 to the Company's Articles of Incorporation was added, which provides that the Board of Directors may consider factors in addition to price when evaluating an offer to acquire the Company.


                  VOTES FOR             VOTES AGAINST        ABSTAIN

                   433,485                 28,130             13,850

         At the Company's Annual Meeting of Shareholders held on May 16, 2000,
         Article 9 of the Company's Articles of Incorporation was amended, which requires that any amendment of Article 9 be approved by the affirmative vote of two-thirds (66-2/3%) of the issued and outstanding shares unless two-thirds (66-2/3%) of the directors of the Company have approved the amendment, in which case the approval of a majority of the outstanding shares will be required.


                  VOTES FOR             VOTES AGAINST        ABSTAIN

                   428,615                 26,250             3,600

         At the Company's Annual Meeting of Shareholders held on May 16, 2000,
         Article 11 of the Company's Articles of Incorporation was amended, which requires that any amendment of Article 11 be approved by the affirmative vote of two-thirds (66-2/3%) of the issued and outstanding shares unless two-thirds (66-2/3%) of the directors of the Company have approved the amendment, in which case the approval of a majority of the outstanding shares will be required.


                  VOTES FOR             VOTES AGAINST        ABSTAIN

                   427,415                 27,250             2,800

         ITEM 5.  OTHER INFORMATION

         Not applicable


         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           3.1      Articles of Incorporation of the Company


                           27       Financial Data Schedule


                  (b)      Report on Form 8-K

                           There were no reports on Form 8-K filed during the quarter ended June 30, 2000.


                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      THE PB FINANCIAL SERVICES CORPORATION


                  August 14, 2000                     /s/ KELLY J. JOHNSON
                                                      --------------------------
                                                      Kelly J. Johnson
                                                      (PRINCIPAL FINANCIAL
                                                      OFFICER)