Form 10QSB
period 2000-09-30
P B FINANCIAL SERVICES CORP
filed 2000-11-13
CIK 1086173

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                -------------------

For quarter ended September 30, 2000         Commission File Number
                  ------------------                                ------------

                      THE PB FINANCIAL SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

                               -------------------

              GEORGIA                                  58-2466560
              -------                                  ----------
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                 Identification Number)

                            9570 MEDLOCK BRIDGE ROAD
                              DULUTH, GEORGIA 30097
                        -------------------------------
                        (Address of Principal Executive
                          Offices, including Zip Code)

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

      COMMON STOCK, $5.00 PAR VALUE, 775,375 SHARES AS OF NOVEMBER 10, 2000

                                      INDEX

                                                                              Page

Part I. Financial Information

         CONSOLIDATED BALANCE SHEETS
           September 30, 2000 (unaudited) and December 31, 1999                3

         Consolidated Statements of Income
           Three Months Ended September 30, 2000 and 1999
           (Unaudited)                                                         4

         Consolidated Statements of Income
           Nine Months Ended September 30, 2000 and 1999
           (Unaudited)                                                         5

         Consolidated Statements of Comprehensive Income
           Nine Months Ended September 30, 2000 and 1999
           (Unaudited)                                                         6

         Consolidated Statements of Cash Flow
           Nine Months Ended September 30, 2000 and 1999
           (Unaudited)                                                         7

         Notes to Consolidated Financial Statements                           8-9

         Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      10-12

Part II. Other Information

         Item 1. Legal Proceedings                                            13
         Item 2. Changes in Securities and Use of Proceeds                    13
         Item 3. Defaults Upon Senior Securities                              13
         Item 4. Submission of Matters to a Vote of Security Holders          13
         Item 5. Other Information                                            13
         Item 6. Exhibits and Reports on Form 8-K                             13

         Signature                                                            14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      THE PB FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEET
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                                                      September 30, 2000   December 31, 1999
                                                                          Unaudited            Audited
                                                                      ------------------   -----------------
ASSETS
    Cash and due from banks                                              $  1,911,258        $  4,343,721
    Federal funds sold                                                      8,140,000           7,476,128
    Investment securities available for sale, at market value              11,054,366           6,653,163
    Other investments                                                         120,100             120,100
    Loans, net of deferred loan fees                                       62,745,945          40,163,433
    Less allowance for loan losses                                            624,974             399,991
                                                                         ------------        ------------
              Loans, net                                                   62,120,971          39,763,442
    Property and equipment, net                                             3,669,495           3,819,279
    Accrued interest receivable                                               605,001             289,671
    Other assets                                                              587,207              86,382
                                                                         ------------        ------------
TOTAL ASSETS                                                             $ 88,208,398        $ 62,551,886
                                                                         ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
        Deposits
              Noninterest-bearing demand                                    5,078,289           5,335,482
              Interest-bearing demand and money market                     24,665,230          18,079,670
              Savings                                                         284,851             144,957
              Time deposits of $100,000 or more                            30,730,542          21,367,001
              Other time deposits                                          16,211,482           9,082,782
                                                                         ------------        ------------
                       Total deposits                                      76,970,394          54,009,892

        Repurchase agreements                                               3,330,820           1,797,141
        Borrowings                                                             77,902              72,799
        Accrued interest payable                                              333,857             149,045
        Other liabilities                                                     117,779              37,211
                                                                         ------------        ------------
              Total liabilities                                            80,830,752          56,066,088

Stockholders' equity:
       Common stock, $5.00 par value,
         10,000,000 shares authorized,
          775,375 shares issued and outstanding                             3,876,875           3,876,875
       Surplus                                                              3,861,784           3,861,784
       Accumulated deficit                                                   (294,099)         (1,107,406)
       Accumulated other comprehensive loss,
           net of tax in 2000                                                 (66,914)           (145,455)
              Total stockholders' equity                                    7,377,646           6,485,798
                                                                         ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 88,208,398        $ 62,551,886
                                                                         ============        ============

           See accompanying notes to consolidated financial statements

                      THE PB FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                           Three Months Ended      Three Months Ended
                                                                           September 30, 2000      September 30, 1999
                                                                           ------------------      ------------------
INTEREST INCOME
    Interest and fees on loans                                                $  1,570,142             $  752,510
    Interest on investment securities                                              182,917                 54,531
    Interest on interest-bearing deposits at banks                                      --                  4,173
    Interest on federal funds sold                                                  84,722                 44,597
                                                                              ------------             ----------
              Total interest income                                              1,837,781                855,811

INTEREST EXPENSE
    Interest-bearing demand and money market                                       315,718                195,802
    Savings                                                                          1,513                    815
    Time deposits of $100,000 or more                                              473,602                114,561
    Other time deposits                                                            189,627                 95,163
    Repurchase agreements                                                           46,325                     --
    Other borrowings                                                                22,810                     --
                                                                              ------------             ----------
              Total interest expense                                             1,049,595                406,341

              Net interest income                                                  788,186                449,470

PROVISION FOR LOAN LOSSES                                                           96,189                 79,911
                                                                              ------------             ----------

              Net interest income after provision for loan losses                  691,997                369,559

OTHER OPERATING INCOME
    Service charges on deposit accounts                                             43,475                 15,503
    Mortgage referral commissions                                                   59,944                 33,166
    Other income                                                                     3,953                 13,707
                                                                                                       ----------
    Loss on sale of investment securities                                           (7,588)
                                                                              ------------
              Total other income                                                    99,784                 62,376

OTHER OPERATING EXPENSE
    Salaries and benefits                                                          341,106                260,989
    Occupancy expense, net                                                          98,078                 93,143
    Professional and other outside services                                         22,338                 62,125
    Other expense                                                                  130,202                119,003
                                                                              ------------             ----------
              Total other operating expense                                        591,724                535,260

INCOME (LOSS) BEFORE INCOME TAXES                                                  200,057               (103,325)

INCOME TAX BENEFIT                                                                 198,008                     --

                                                                              ------------             ----------
NET INCOME (LOSS)                                                             $    398,065             $ (103,325)
                                                                              ============             ==========

BASIC EARNINGS (LOSS) PER COMMON SHARE                                        $       0.51             $    (0.13)

DILUTED EARNINGS PER COMMON SHARE                                             $       0.51             $       --

           See accompanying notes to consolidated financial statements

                      THE PB FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                      Nine Months Ended         Nine Months Ended
                                                                      September 30, 2000        September 30, 1999
                                                                      ------------------        ------------------
INTEREST INCOME
    Interest and fees on loans                                           $  3,979,170              $  1,581,132
    Interest on investment securities                                         465,720                   145,632
    Interest on interest-bearing deposits at banks                                 --                     4,471
    Interest on federal funds sold                                            275,778                   159,670
                                                                         ------------              ------------
              Total interest income                                         4,720,668                 1,890,905

INTEREST EXPENSE
    Interest-bearing demand and money market                                  773,382                   449,545
    Savings                                                                     3,691                     1,940
    Time deposits of $100,000 or more                                       1,242,481                   244,232
    Other time deposits                                                       464,449                   192,276
    Repurchase agreements                                                     129,771                        --
    Other borrowings                                                           26,149                        --
                                                                         ------------              ------------
              Total interest expense                                        2,639,923                   887,993

              Net interest income                                           2,080,745                 1,002,912

PROVISION FOR LOAN LOSSES                                                     224,983                   256,616
                                                                         ------------              ------------

              Net interest income after provision for loan losses           1,855,762                   746,296

OTHER OPERATING INCOME
    Service charges on deposit accounts                                        87,916                    28,088
    Mortgage referral commissions                                             183,293                   145,775
    Other income                                                               63,712                    50,703
                                                                                                   ------------
    Loss on sale of investment securities                                      (7,588)
                                                                         ------------
              Total other income                                              327,333                   224,566

OTHER OPERATING EXPENSE
    Salaries and benefits                                                     858,902                   785,460
    Occupancy expense, net                                                    268,223                   251,644
    Professional and other outside services                                    53,941                    72,559
    Other expense                                                             386,730                   320,609
                                                                         ------------              ------------
              Total other operating expense                                 1,567,796                 1,430,272

INCOME (LOSS) BEFORE INCOME TAXES                                             615,299                  (459,410)

INCOME TAX BENEFIT                                                            198,008                        --

                                                                         ------------              ------------
NET INCOME (LOSS)                                                        $    813,307              $   (459,410)
                                                                         ============              ============

BASIC EARNINGS (LOSS) PER COMMON SHARE                                   $       1.05              $      (0.59)

DILUTED EARNINGS PER COMMON SHARE                                        $       1.05              $         --

           See accompanying notes to consolidated financial statements

                      THE PB FINANCIAL SERVICES CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                          Nine Months Ended       Nine Months Ended
                                                                          September 30, 2000      September 30, 1999
                                                                          ------------------      ------------------

Net earnings (losses)                                                         $  813,307              $ (459,410)

Other comprehensive income, net of tax in 2000:
    Unrealized gain (loss) on securities available for sale                       51,658                 (47,540)
    Income tax effect on gain (loss)                                              31,891
                                                                              ----------              ----------

Unrealized gain (loss) arising during the period, net of tax in 2000:             83,549                 (47,540)

    Less:  Reclassification adjustment for (loss)
              included in net earnings                                            (7,588)                     --
    Income tax effect of reclassification adjustments                             (2,580)                     --
                                                                              ----------              ----------

Reclassification adjustment for gain (loss)
    included in net earnings, net of tax                                          (5,008)                     --

Other comprehensive income                                                        78,541                 (47,540)

Comprehensive income                                                          $  891,848              $ (506,950)
                                                                              ==========              ==========

           See accompanying notes to consolidated financial statements

                      THE PB FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                  2000                1999
                                                                              ------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                           $    813,307        $   (459,410)
  Adjustments to reconcile net loss to net cash used by
     operating activities:
              Depreciation and amortization                                        180,619             190,438
              Provision for loan losses                                            224,983             256,616
              Loss on sale of investment securities                                  7,588                  --
              Deferred tax benefit                                                (387,626)                 --
              Change in net deferred loan fees                                      63,228             121,983
              Change in accrued interest receivable                               (315,330)           (172,351)
              Change in other assets                                               (78,727)            (92,170)
              Change in accrued interest payable                                   184,812             114,627
              Change in other liabilities                                           80,568             (22,387)
                                                                              ------------        ------------
  Net cash provided (used) by operating activities                                 773,422             (62,654)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of investment securities available for sale                         (5,698,955)         (2,261,356)
  Sales of investment securities available for sale                                992,266
  Principal repayments of investment securities available for sale                 355,644                  --
  Loans originated, net of principal repayments                                (22,645,740)        (25,959,524)
  Acquisition of premises and equipment                                            (44,512)           (250,022)
                                                                              ------------        ------------
Net cash used by investing activities                                          (27,041,297)        (28,470,902)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in borrowings                                                             5,103                  --
  Increase in repurchase agreements                                              1,533,679                  --
  Net increase in demand, money market and savings
      deposits                                                                   6,468,261          16,272,627
  Time deposits accepted, net of repayments                                     16,492,241          18,553,425
                                                                              ------------        ------------
Net cash provided by financing activities                                       24,499,284          34,826,052

Net increase (decrease) in cash and cash equivalents                            (1,768,591)          6,292,496
Cash and cash equivalents at beginning of period                                11,819,849           6,189,291
                                                                              ------------        ------------
Cash and cash equivalents at end of period                                    $ 10,051,258        $ 12,481,787
                                                                              ============        ============

SUPPLEMENTAL DISCLOSURES

Cash paid for:
  Interest                                                                    $  2,455,111        $    769,696
  Income taxes:                                                               $    134,000                  --

  Change in accumulated other comprehensive income, net                       $     78,541                  --

           See accompanying notes to consolidated financial statements

                      THE PB FINANCIAL SERVICES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes included in the Company's annual report included on Form 10-KSB for the year ended December 31, 1999.

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

         Major classifications of loans are as follows:

                                                  September 30, 2000   December 31, 1999
                                                  ------------------   -----------------

Commercial                                           $ 10,659,511        $  5,645,589
Real estate-construction                               19,794,884          11,910,797
Real estate-commercial and residential                 25,942,577          18,453,654
Real estate-home equity                                 1,741,759           1,331,965
Installment loans to individuals                        4,805,128           2,956,114

                                                     ------------        ------------
Total loans                                            62,943,859          40,298,119
Less: Net deferred loan fees                              197,914             134,686
         Allowance for loan losses                        624,974             399,991

                                                     ------------        ------------
Loans, net                                           $ 62,120,971        $ 39,763,442

Through September 30, 2000, there were no loan charge-offs, and there were no nonperforming loans. Past due loans were insignificant.

NOTE 4 - EARNINGS PER SHARE

Earnings per share for all periods presented are based on the weighted average number of common shares outstanding of 775,375. No effect for outstanding options is included in the diluted computation as the impact would be antidilutive.

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

This discussion contains certain forward-looking statements including statements relating to present or future trends or factors generally affecting the banking industry and specifically affecting The PB Financial Corporation's operations, markets and products. Without limiting the foregoing, the words "anticipates", "believes", "intends", "expects" or similar expressions are intended to identify forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Actual results could differ materially from those projected for many reasons including, without limitation, changing events and trends that have influenced the Company's assumptions. These trends and events include (1) changes in the interest rate environment which may reduce margins,
(2) non-achievement of expected growth, (3) less favorable than anticipated changes in national and local business environments and securities markets (4) adverse changes in the regulatory requirements affecting the Company, (5) greater competitive pressures among financial institutions in the Company's market, and (6) greater than expected loan losses. Additional information and other factors that could affect future financial results are included in the Company's annual report included on Form 10-KSB for the year ended December 31, 1999.

FINANCIAL CONDITION

The Company's total assets have increased $25.7 million or 41% since December 31, 1999. Net loans, the primary category of assets, grew from $39.8 million to $62.1 million, an increase of $22.3 million, while investment securities available for sale have increased $4.4 million to $11 million in the first nine months of 2000. The increases in loans and investments have been funded primarily with deposits, which increased $22.9 million in the first nine months of the year, as well as with repurchase agreements, which increased $1.5 million in the same time period.

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

In addition, the Bank has arrangements with correspondent banks for short-term unsecured advances up to $3,900,000. Amounts up to $1,900,000 were borrowed for a period of nine in 2000, and no amounts were borrowed under these arrangements in 1999.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Net income for the quarter ended September 30, 2000 was $398,065 compared to a net loss of ($103,325) for the same period one year ago. Net interest income for the three months ended September 30, 2000 was $788,186 compared to $449,470 for the same period in 1999, with the increase attributed to a greater volume of interest earning assets that earn a higher interest rate than the rate paid on interest bearing liabilities. The ratio of loans to deposits was 78% at September 30, 2000.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Net income for the nine-month period ended September 30, 2000 was $813,307 compared to a net loss of ($459,410) for the same period in 1999. Net interest income for the nine month period ended September 30, 2000 was $2,080,745, a 107% increase over the same period in 1999. Average earning assets increased $39,092,931 or 133% and related interest income increased by $2,829,763 or 150%. Average interest-bearing liabilities increased $36,616,684 or 149%, resulting in an increase in interest expense of $1,751,930 or 197% over the nine months ended September 30, 1999.

The provision for loan losses for the nine months ended September 30, 2000 was $224,983 compared to $256,616 for the same period in 1999. The provision for loan losses reflects management's estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately 1.00% of loans outstanding at

September 30, 2000 and approximately .99% of total loans outstanding at December 31, 1999. Management believes that the current allowance of $624,974 is adequate based upon the Bank's loan portfolio and current economic conditions.

Non-interest income for the nine months ended September 30, 2000 was $327,333, compared to $224,566 for the same period one year ago. Non-interest income consists primarily of mortgage referral fees and service charges on deposit accounts. Service charges on deposit accounts increased $59,828 compared to the period ended September 30, 1999, reflecting the growth in activity in personal and commercial checking accounts during 2000.

Non-interest expense was $1,567,796 for the first nine months of 2000, as compared to $1,430,272 for the same period one year ago. Non-interest expense consists primarily of salaries and benefits and other operating expenses.

The Company recognized income tax benefits in 2000 due to the utilization of the net operating loss carryforward. This benefit has been reduced by a provision for income tax expense on the earnings in 2000, resulting in a net income tax benefit of $198,008 at September 30, 2000. No income tax provision was recorded in 1999.

The Company reported net income of $813,307 for the nine months ended September 30, 2000 compared to a loss of ($459,410) for the same period in 1999.

                                CAPITAL RESOURCES

At September 30, 2000, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4% and total capital to risk-weighted assets of 8%. The following table presents the Bank's and Company's compliance with regulatory capital requirements at September 30, 2000:

                                The Peachtree Bank      Consolidated

Leverage capital ratio:                8.41%                8.34%

Risk-based capital ratios:
         Tier 1 capital               10.51%               10.43%
         Total capital                11.38%               11.30%

PART II OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS

         Not applicable

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

         ITEM 5. OTHER INFORMATION

         Not applicable

                  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits
                           10.1 Employment Agreement between Monty G. Watson and The Peachtree Bank dated as of August 1, 2000

                           27 Financial Data Schedule (for SEC use only)

                  (b)      Report on Form 8-K

                           The Company filed a Form 8-K filed on August 15, 2000 regarding the change in its certifying accountants.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  THE PB FINANCIAL SERVICES CORPORATION


                  November 10, 2000                   /s/ KELLY J. JOHNSON
                                                      --------------------
                                                      Kelly J. Johnson
                                                      (CHIEF FINANCIAL
                                                      OFFICER/PRINCIPAL
                                                      FINANCIAL OFFICER)