Form 10KSB
period 2000-12-31
P B FINANCIAL SERVICES CORP
filed 2001-04-02
CIK 1086173

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

FORM 10-KSB
(Mark One)

         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                                             -----------------

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from              to
                                        --------------  --------------

                       Commission File Number
                                              ------------

                     THE PB FINANCIAL SERVICES CORPORATION
                 (Name of small business issuer in its charter)

                  GEORGIA                                  58-2466560
                  -------                                  ----------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                 Identification Number)

9570 Medlock Bridge Road, Duluth, Georgia                    30097
- -----------------------------------------                    -----
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number (770) 814-8100
                          --------------

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common
                                                                     ------
Stock, Par Value $5 Per Share
- ------ --- ----- -- --- -----
Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or Section 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.

                  Yes [X]                             No   [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $7,195,247

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
$5,555,000.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. 775,375 as of March 20, 2001
                                         -------       --------------
Transitional Small Business Disclosure format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                                PAGE

PART I

  ITEM 1.         DESCRIPTION OF BUSINESS                                         4

  ITEM 2.         DESCRIPTION OF PROPERTY                                        30

  ITEM 3.         LEGAL PROCEEDINGS                                              30

  ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            30

PART II

  ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS                                30

  ITEM 6.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  31

  ITEM 7.         FINANCIAL STATEMENTS                                           37

  ITEM 8.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE                         38

PART III

  ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND
                  CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
                  OF THE EXCHANGE ACT                                            38

  ITEM 10.        EXECUTIVE COMPENSATION                                         38

  ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS                38

  ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 38

  ITEM 13.        EXHIBITS, LISTS, AND REPORTS ON FORM 8-K                       39

A WARNING ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "estimate", "anticipate", "believe", "target", "plan", "project", or "continue" or the negatives hereof or other variations thereon or similar terminology and are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for fiscal 2001 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

                                   THE COMPANY

In July 1999, The PB Financial Services Corporation (the "Company") became the holding company for The Peachtree Bank (the "Bank") upon regulatory and shareholder approvals. The Company is the sole shareholder of The Peachtree Bank. The holding company structure provides flexibility for expansion of the Company's banking business through the possible acquisition of other financial institutions and the provision of additional banking-related services that a traditional commercial bank may not provide under present laws. In addition, the holding company structure makes it easier to raise capital for the Bank. For example, banking regulations require the Bank to maintain a minimum ratio of capital to assets. In the event that the Bank's growth prevents it from maintaining this minimum ratio, the Company may borrow funds, subject to capital adequacy guidelines of the Federal Reserve, and contribute them to the capital of the Bank and otherwise raise capital in a manner unavailable to the Bank under the existing banking regulations.

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

COMMERCIAL REAL ESTATE LOANS. Commercial real estate loan terms are generally limited to five years or less. Although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates generally will not be fixed for a period exceeding 60 months. The Bank generally charges an origination fee on this type of loan. Credit risk on commercial real estate loans is managed by: 1) emphasizing loans on owner-occupied office and retail buildings; 2) limiting the ratio of the principal amount of the loan to the value of the collateral, as established by an independent appraisal, to generally no more than 80%, and 3) requiring that the net projected cash flow available for debt service comfortably exceeds the debt service requirement.

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

CONSTRUCTION AND DEVELOPMENT LOANS. Construction and development loans are made both on a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, the loan is considered to be made on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be made on a speculative basis. Construction and development loans made on a pre-sold basis are generally made with a term of nine months and interest is paid monthly. Typically the ratio of the principal amount of the loan to the discounted cash flow value of the collateral, as established by independent appraisal, generally does not exceed 75%. Speculative loans are based on the borrower's financial strength and cash flow position. The ratio of the principal amount of the loan to the discounted cash flow value of the collateral generally does not exceed 75% on speculative loans. Speculative loans, as of December 31, 2000, were 81% of total construction loans. Loan proceeds are disbursed as the project is completed and only after the project has been inspected by an experienced construction lender or board approved appraiser. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

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

INVESTMENTS

At December 31, 2000, investment securities comprised approximately 13% of the Bank's assets, with net loans comprising approximately 78% of assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States. The Bank also engages in Federal funds transactions with its principal correspondent banks and acts as a net seller of such funds. The sale of Federal funds amounts to a short-term loan from the Bank to another bank.

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

EMPLOYEES

At December 31, 2000, the Company employed 19 full time employees and 4 part-time employees through its subsidiary, the Bank. The Company considers its relationship with its employees to be excellent.

SELECTED STATISTICAL INFORMATION

The following statistical information is provided for The PB Financial Services Corporation for the year ended December 31, 2000 and 1999. The data is presented using daily average balances. This data should be read in conjunction with the financial statements appearing elsewhere in this Annual Report.

AVERAGE BALANCE SHEETS AND NET INTEREST ANALYSIS

The tables below show the year-end average balances for each category of interest earning assets and interest-bearing liabilities for the years ended December 31, 2000 and 1999, and the average rate of interest earned or paid thereon.

                                December 31, 2000
                             (Dollars in Thousands)

                                                      Average                   Yield/
                                                      Balance     Interest       Rate
                                                      --------    --------      ------

AVERAGE ASSETS
Interest-earning assets:
  Investment securities                               $ 10,117      $  653        6.45%
  Federal funds sold                                     5,803         364        6.27%
  Net Loans (including loan fees)(1)                    56,318       5,746       10.20%
                                                      --------      ------      ------
              Total interest-earning assets             72,238       6,763        9.36%
                                                                    ------      ------

Allowance for Loan Loss                                   (535)
Cash and due from banks                                  1,608
Other assets                                             4,487
                                                      --------
              Total average assets                    $ 77,798
                                                      ========

AVERAGE LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand                           $ 21,694      $1,093        5.04%
    Savings                                                254           6        2.36%
    Time, $100,000 or more                              27,697       1,758        6.35%
    Other Time                                          12,214         797        6.53%
    Repurchase agreements                                2,952         166        5.62%
    Fed Funds Purchased                                    301          21        6.98%
    Note Payable                                            76           7        9.21%
                                                      --------      ------      ------
              Total interest-bearing liabilities        65,188       3,848        5.90%
                                                                    ------      ------

Noninterest-bearing deposits                             5,197
Other liabilities                                          402
                                                      --------
              Total average liabilities                 70,787

Stockholders' equity                                     7,011
                                                      --------
              Total average liabilities and
                stockholders' equity                  $ 77,798
                                                      ========

Excess of interest-bearing assets over
  interest-bearing liabilities                        $  7,050
                                                      --------
Ratio of interest-earning assets to
  interest-bearing liabilities                          110.81%
                                                      ========
Net interest income                                                 $2,915
                                                                    ======
Net interest spread                                                               3.46%
                                                                                ======
Net yield on average interest-earning assets                                      4.04%
                                                                                ======

(1) All loans are accruing interest. Interest earned on net loans includes $469,145 in loan fees.

                                December 31, 1999
                             (Dollars in Thousands)

                                                        Average                   Yield/
                                                        Balance      Interest      Rate
                                                        --------     --------     ------

AVERAGE ASSETS
Interest-earning assets:
  Investment securities                                 $  4,002      $  233        5.82%
  Interest-earning due from banks                             82           4        4.88%
  Federal funds sold                                       5,432         269        4.95%
  Net loans (including loan fees)(1)                      25,266       2,507        9.92%
                                                        --------      ------      ------
              Total interest-earning assets               34,782       3,013        8.66%
                                                                      ------      ------

Allowance for loan losses                                   (239)
Cash and due from banks                                    1,263
Other assets                                               4,190
                                                        --------
              Total average assets                      $ 39,996
                                                        ========

AVERAGE LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand                             $ 14,401      $  639        4.44%
    Savings                                                  124           3        2.42%
    Time, $100,000 or more                                 9,133         500        5.47%
    Other Time                                             5,813         315        5.42%
    Repurchase agreements                                     75           4        5.33%
                                                        --------      ------      ------
              Total interest-bearing liabilities          29,546       1,461        4.94%
                                                                      ------      ------

Noninterest-bearing deposits                               3,596
Other liabilities                                            139
                                                        --------
              Total average liabilities                   33,281

Stockholders' equity                                       6,715
                                                        --------
              Total average liabilities and
                stockholders' equity                    $ 39,996
                                                        ========

Excess of interest-bearing assets over
  interest-bearing liabilities                          $  5,236
                                                        --------
Ratio of interest-earning assets to
  interest-bearing liabilities                            117.72%
                                                        ========
Net interest income                                                   $1,552
                                                                      ======
Net interest spread                                                                 3.72%
                                                                                  ======
Net yield on average interest-earning assets                                        4.46%
                                                                                  ======

(1) All loans are accruing interest. Interest earned on net loans includes $357,008 in loan fees.

RATE AND VOLUME ANALYSIS

The following tables reflect the changes in net interest income resulting from changes in interest rates and from changes in the asset and liability volume. The change in interest attributable to rate has been determined by applying the change in rate between years to average balances outstanding in the later year. The change in interest due to volume has been determined by applying the rate from the earlier year to change in average balance outstanding between years. Thus, the change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute changes in each.

                          YEAR ENDED DECEMBER 31, 2000
                   COMPARED WITH YEAR ENDED DECEMBER 31, 1999

                                                                         CHANGES DUE TO
                                                     TOTAL INCREASE   --------------------
                                                       (DECREASE)      RATE        VOLUME
                                                     --------------   ------      --------
                                                              (DOLLARS IN THOUSANDS)

Income from interest-earning assets:
  Interest on taxable investment securities             $    420      $   28      $    392
  Interest on deposits at other banks                         (4)         --            (4)
  Interest on federal funds sold                              95          76            19
  Interest and fees on loans                               3,239          85         3,154
                                                        --------      ------      --------
              Total interest income                        3,750         189         3,561

Expense from interest-bearing liabilities:
  Demand and money market                                    454          96           358
  Savings                                                      3          --             3
  Time, $100,000 or more                                   1,258          92         1,166
  Other Time                                                 482          76           406
  Repurchase agreements                                      162          --           162
  Federal funds purchased                                     21          --            21
  Notes payable                                                7          --             7
                                                        --------      ------      --------
              Total interest expense                       2,387         264         2,123

              Net interest income                       $  1,363      $  (75)     $  1,438
                                                        ========      ======      ========

                          YEAR ENDED DECEMBER 31, 1999
                   COMPARED WITH YEAR ENDED DECEMBER 31, 1998

                                                                         CHANGES DUE TO
                                                     TOTAL INCREASE    -------------------
                                                       (DECREASE)      RATE         VOLUME
                                                       ----------      -----       -------
                                                              (DOLLARS IN THOUSANDS)

Income from interest-earning assets:
  Interest on taxable investment securities             $    221      $    4        $    217
  Interest on deposits at other banks                          4          --               4
  Interest on federal funds sold                             184          21             163
  Interest and fees on loans                               2,403         (84)          2,487
                                                        --------      ------        --------
           Total interest income                           2,812         (59)          2,871

Expense from interest-bearing liabilities:
  Demand and money market                                    607           8             599
  Savings                                                      3          --               3
  Time deposits                                              764          (5)            769
  Repurchase agreements                                       (3)         --              (3)
  Federal funds purchased                                     --          --              --
  Notes payable                                               --          --              --
                                                        --------      ------        --------
           Total interest expense                          1,371           3           1,368

           Net interest income                          $  1,441      $  (62)       $  1,503
                                                        ========      ======        ========

ASSET/LIABILITY MANAGEMENT

The following table sets forth the distribution of the repricing of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 2000, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the difference to total interest earning assets. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Bank's customers. In addition, various assets and liabilities indicted as repricing within the same period may in fact reprice at different times within such period and at different rates.

INTEREST RATE GAP SENSITIVITY

                              At December 31, 2000
                             (Dollars in Thousands)

                                                    Three        Four to         One to         Over
                                                    Months        Twelve         Five           Five
                                                   or Less        Months         Years          Years         Total
                                                   --------      --------       --------       --------      --------

Interest-earning assets:
  Federal funds sold                               $  1,210      $     --       $     --       $     --      $  1,210
  Investment securities                                  --            --          1,000         11,398      $ 12,398
  Loans                                              42,457         2,707         28,474            265      $ 73,903
                                                   --------      --------       --------       --------      --------
    Total interest-earning assets                  $ 43,667      $  2,707       $ 29,474       $ 11,663      $ 87,511
                                                   ========      ========       ========       ========      ========

Interest-bearing liabilities
  Deposits
    Interest-bearing demand and Savings            $ 25,332      $     --       $     --       $     --      $ 25,332
    Time, $100,000 or more                            9,631        20,027          2,124             --        31,782
    Other Time                                        2,709        15,322          1,838             --        19,869
  Repurchase Agreements                               2,281            --             --             --         2,281
  Other Borrowings                                       --            82             --             --            82
                                                   --------      --------       --------       --------      --------
    Total interest-bearing
      liabilities                                  $ 39,953      $ 35,431       $  3,962       $     --      $ 79,346
                                                   ========      ========       ========       ========      ========

Interest rate sensitivity gap
  per period                                       $  3,714      $(32,724)      $ 25,512       $ 11,663      $  8,165
                                                   ========      ========       ========       ========      ========

Interest rate sensitivity gap ratio                  109.30%         7.64%        743.92%          0.00%       110.29%
                                                   ========      ========       ========       ========      ========

Cumulative interest rate sensitivity gap           $  3,714      $(29,010)      $ (3,498)      $  8,165
                                                   ========      ========       ========       ========

Cumulative difference to
   total interest earning assets                       4.24%      -33.15%         -4.00%           9.33%
                                                   ========      ========       ========       ========

(1) The above schedule excludes stock in Federal Home Loan Bank of $120,100, which has no contractual maturity.

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

The Company actively manages the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on the Company due to the rate variability and short-term maturities of its earning assets. In particular, approximately 56% of the loan portfolio is comprised of loans that are variable rate terms or short-term obligations.

TYPES OF LOANS

The composition of loans outstanding at the indicated dates is presented in the following table. Management is not aware of any additional concentrations.

                                            December 31,   Percent of   December 31,   Percent of
                                                2000         Total          1999         Total
                                            ------------   ----------   ------------   ----------
                                                               (In Thousands)

Commercial                                    $ 11,111         15.03%     $  5,645         14.01%
Real estate-construction                        23,462         31.75%       11,911         29.56%
Real estate-commercial and residential          31,465         42.58%       18,454         45.79%
Installment loans to individuals                 5,338          7.22%        2,956          7.34%
Real estate-home equity                          2,527          3.42%        1,332          3.31%
                                              --------      --------      --------      --------
Total loans                                     73,903        100.00%       40,298        100.00%
Less: Allowance for loan losses                    742                         399
      Net deferred loan fees                       258                         135
Loans, net                                    $ 72,903                    $ 39,764
                                              ========                    ========

Loans are reported at the gross amount outstanding, reduced by the net deferred loan fees and a valuation allowance for loan losses. Interest income is recognized over the term of the loans based on the unpaid daily principal amount outstanding. Loan origination fees are deferred and recognized as income over the actual life of the loan using the interest method. Loans are generally placed on nonaccrual status when the payment of principal and/or interest is past due 90 days or more or when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. As of December 31, 2000 and 1999 there were no nonaccrual or nonperforming loans.

MATURITIES AND SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES

The following table summarizes major classifications of loans by contractual maturity of individual loans as of December 31, 2000, including loans that may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Actual repayments of loans may differ from maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties.

                                                                Due After
                                                    Due in      1 Year but
                                                    1 Year      Less Than     Due After
                                                   or Less       5 Years       5 Years      Total
                                                   --------     ----------    ---------    --------
                                                                (Dollars in thousands)

Loan category:
  Commercial                                       $  5,135      $  5,977      $   --      $ 11,112
  Real estate-construction                           18,405         5,057          --        23,462
  Real estate-commercial and residential              4,255        27,007         203        31,465
  Installment loans to individuals                    3,035         2,181         121         5,337
  Real estate-home equity                             1,423           841         263         2,527
                                                   --------      --------      ------      --------
Total loans                                        $ 32,253      $ 41,063      $  587      $ 73,903
                                                   ========      ========      ======      ========

For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates at December 31, 2000

                                                           Due After
                                               Due in      1 Year but
                                               1 Year      Less Than    Due After
                                              or Less       5 Years       5 Years      Total
                                              --------     ----------   ---------     --------

Interest category:
  Predetermined interest rate                 $  3,519      $ 28,474      $  265      $ 32,258
  Floating interest rate                        41,645            --          --        41,645
                                              --------      --------      ------      --------
Total loans                                   $ 45,164      $ 28,474      $  265      $ 73,903
                                              ========      ========      ======      ========

SUMMARY OF LOAN LOSS EXPERIENCE

The provision for possible loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectable. Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to operating expense are past loan experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions, and other relevant factors. The Company's allowance for loan losses was approximately $742,000 at December 31, 2000, representing 1.00% of year end total loans outstanding, compared to $400,000 at December 31, 1999, representing .99% of year end total loans outstanding. The allowance for loan losses is reviewed continuously based on management's evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible loan losses.

The following summarizes the activity in the allowance for loan losses for the following periods:

                                                            December 31,
                                                   ------------------------------
                                                       2000              1999
                                                   ------------      ------------

Average amount of loans outstanding                $ 56,317,602      $ 25,266,324
                                                   ============      ============

Balance at beginning of period                     $    399,991      $     81,621

Charge-offs:
  Commercial                                                 --                --
  Real estate-construction                                   --                --
  Real estate-commercial and residential                     --                --
  Installment loans to individuals                           --              (458)
  Real estate-home equity                                    --                --
                                                   ------------      ------------

     Total charge-offs                                       --              (458)
                                                   ------------      ------------

Recoveries:
  Commercial                                                 --                --
  Real estate-construction                                   --                --
  Real estate-commercial and residential                     --                --
  Installment loans to individuals                           --                --
  Real estate-home equity                                    --                --
                                                   ------------      ------------

     Total recoveries                                        --                --
                                                   ------------      ------------

Net charge-offs                                              --              (458)
Provision charged to operations                         341,638           318,828
                                                   ------------      ------------

Balance at end of year                             $    741,629      $    399,991
                                                   ============      ============

Ratio of net charge-offs during the period
  to average loans outstanding during the
  period                                                  0.000%            0.002%
                                                   ============      ============

In considering the adequacy of the allowance for possible loan losses, management has implemented a loan grading system whereas all loans are assigned a loan grade based on payment history, collateral and financial condition of borrower. The following table allocates the allowance based on percentage of total loans in each category.

                                                             Percentage of
                                                             Loans in Each
                                                             Category to
                                                  Amount     Total Loans
                                                  ------     -------------
                                                   (Dollars in Thousands)

Commercial                                          112           15%
Real estate-construction                            235           32%
Real estate-commercial and residential              316           43%
Installment loans to individuals                     54            7%
Real estate-home equity                              25            3%
Unallocated                                          --           --
                                                   ----         ----
            Total                                  $742          100%
                                                   ====         ====

TYPES OF INVESTMENTS

The amortized cost and estimated market value of securities available for sale are as follows:

                                               Amortized        Unrealized      Unrealized        Market
                                                  Cost             Gains          Losses           Value
                                              ------------      -----------      --------      ------------

December 31, 2000:
  U.S. Government agencies                    $  5,474,076      $    40,216      $ 19,582      $  5,494,710
  Mortgage-backed securities                     3,828,051           13,084         7,424      $  3,833,711
  Corporate Bonds                                3,041,934           27,369            --      $  3,069,303
                                              ------------      -----------      --------      ------------
                                              $ 12,344,061      $    80,669      $ 27,006      $ 12,397,723
                                              ============      ===========      ========      ============

                                              Amortized        Unrealized      Unrealized       Market
                                                 Cost            Gains           Losses          Value
                                              ----------       ----------      ----------      ----------

December 31, 1999:
  U.S. Government agencies                    $3,499,068          $ --         $   94,273      $3,404,795
  Mortgage-backed securities                   3,299,550            --             51,182       3,248,368
                                              ----------          ----         ----------      ----------
                                              $6,798,618          $ --         $  145,455      $6,653,163
                                              ==========          ====         ==========      ==========

Other investments include equity securities with no readily determinable fair value. These investments are carried at cost.

The Company does not have investments to one issuer totaling more than 10% of equity.

MATURITIES OF INVESTMENTS

The carrying amounts of investment securities in each category as of December 31, 2000 is shown in the following table according to maturity:

                               U.S      Weighted    Mortgage   Weighted               Weighted                  Weighted
                               Govt     Average      Backed     Average    Corporate  Average                   Average
                             Agencies    Yield     Securities   Yield       Bonds      Yield        Total        Yield
                             --------   --------   ----------  --------    ---------  --------     --------     --------
                                                               (Dollars in thousands)

Maturities
  Within one year             $  996       6.52%     $   --         --      $   --         --      $    996       6.52%
  After 1 to 5 years           4,478       6.25%      1,188       6.25%      3,042       7.15%        8,708       6.50%
  After 5 to 10 years             --         --         925       6.79%         --         --           925       6.78%
  After 10 years                  --         --       1,715       6.78%         --         --         1,715       6.78%
                              ------     ------      ------     ------      ------     ------      --------     ------

Total                         $5,474       6.30%     $3,828       6.62%     $3,042       7.15%     $ 12,344       6.61%
                              ======     ======      ======     ======      ======     ======      ========     ======

The above schedule excludes Other Investments which consists of Federal Home Loan Bank stock in the amount of $120,100 which has no contractual maturity. Mortgage backed security maturities are based on the average life at the projected repayment speed.

DEPOSITS

Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits, for the periods indicated are presented below:

                                               December 31, 2000       December 31, 1999
                                              --------------------    --------------------

                                               Average    Average      Average    Average
                                               Amount    Rate Paid     Amount    Rate Paid
                                              --------   ---------    --------   ---------

Deposits:
  Noninterest-bearing demand                  $  5,197        --      $  3,596        --
  Interest-bearing demand                       21,694      5.04%       14,401      4.44%
  Savings                                          254      2.36%          124      2.42%
  Time                                          39,911      6.40%       14,946      5.45%
                                              --------                --------

              Total                           $ 67,056                $ 33,067
                                              ========                ========

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2000 are summarized as follows:

                             (Dollars in thousands)

Months to maturity:
  3 or less                         $  9,631
  3 to 6                               7,314
  6 to 12                             12,713
  Over 12                              2,124
                                    --------

              Total                 $ 31,782
                                    ========

RETURN ON ASSETS AND SHAREHOLDERS' EQUITY

The rate of return information for the periods indicated is presented below.

                                                        Year Ended December 31,
                                                         2000              1999
                                                        -----------------------

Return on assets                                         1.22%            -0.91%
Return on equity                                        13.55%            -5.50%
Dividend payout ratio                                    0.00%             0.00%
Equity to assets ratio                                   9.01%            16.70%

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

ACQUISITIONS OF BANKS. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

- -        Acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

- -        Acquiring all or substantially all of the assets of any bank; or

- -        Merging or consolidating with any other bank holding company.

Under the Bank Holding Company Act, an adequately capitalized and adequately managed bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank, which has only been existence for a limited amount of time, or an acquisition, which may result in specified concentrations of deposits.

For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for five years. As a result, no bank holding company may acquire control of the Company until after the fifth anniversary date of the Bank's incorporation.

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

PERMITTED ACTIVITIES. Under the Bank Holding Company Act, a bank holding company, which has not qualified or elected to become a financial holding company is generally prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless prior to the enactment of the Gramm-Leach-Bliley Act the Federal Reserve found those activities to be so closely related to banking as to be a proper incident to the business of a banking. Activities that the Federal Reserve has found to be so closely related to banking to be a proper incident to the business of banking include:

- -        factoring accounts receivable,
- -        acquiring or servicing loans,
- -        leasing personal property,
- -        conducting discount securities brokerage activities,
- -        performing selected data processing services,
- -        acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions, and
- -        performing selected insurance underwriting activities.

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

Generally, if the Company qualifies and elects to become a financial holding company, it may engage in activities that are financial in nature or incidental or complementary to a financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

- -        Lending, trust and other banking activities;

- -        Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

- -        Providing financial, investment, or advisory services;

- -        Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

- -        Underwriting, dealing in, or making a market in securities;

- -        Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident in managing or controlling banks;

- -        Foreign activities permitted outside of the United States if the
         Federal Reserve has determined them to be usual in connection with banking operations abroad;

- -        Merchant banking through securities or insurance affiliates; and

- -        Insurance company portfolio investments.

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

PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2000, the Bank and the Company qualified for the well-capitalized category.

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

FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for determining an insured depository institutions' insurance assessment rate. The system that takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payment on the $8 billion Financing Corporation bonds issued in the late 1980's as part of the government rescue of the thrift industry. The assessment rate is adjusted quarterly and is set at 1.96 cents per $100 of deposits for the 1st quarter of 2001.

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

OTHER REGULATIONS. Interest and other charges collected or contracted for by The Peachtree Bank are subject to state usury laws and federal laws concerning interest rates. The Peachtree Bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

- -        The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

- -        The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

- -        The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

- -        The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

- -        The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

- -        The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of The Peachtree Bank are subject to:

- -        The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

- -        The Electronic Funds Transfer Act and Regulation E issued by the
         Federal Reserve to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2000, our consolidated ratio of total capital to risk-weighted assets was 10.0% and our consolidated ratio of Tier 1 Capital to risk-weighted assets was 9.2%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2000, our consolidated leverage ratio was 9.7%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described above, substantial additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "Prompt Corrective Action."

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

At December 31, 2000, the Bank was not allowed to pay dividends to the Company due to the net loss incurred during 1999.

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

- -        loans or extensions of credit to affiliates;

- -        investment in affiliates;

- -        the purchase of assets from affiliates, except for real and personal property exempted by the Federal Reserve;

- -        loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

- -        any guarantee, acceptance or letter of credit issued on behalf of an affiliate.

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

PRIVACY

Financial institutions are required to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions' own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to the consumer.

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

EFFECT OF GOVERNMENTAL MONETARY POLICES

The earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operating in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Company's common stock is not traded on an established trading market. As a result, sales prices known to the Company do not necessarily reflect the price that would be paid for the common stock in an active market. Based on the limited trading information available to the Company, the sales price of The PB Financial Services Corporation common stock sold during the year ended December 31, 2000 has been $10.00 per share. As of March 15, 2001, the number of holders of record of the Company's common stock was 578.

It is the policy of the Board of Directors of the Company to reinvest earnings for such period of time as is necessary to ensure the success of the operations of the Company. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors. The Company declared no dividends in 2000 and 1999.

The Company did not issue or sell any unregistered shares of its Common Stock during 2000 or 1999.

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

RESULTS OF OPERATIONS

GENERAL

                                              Balance at            Balance at
                                          December 31, 2000     December 31, 1999         $ Change             % Change
                                          -----------------------------------------------------------------------------

Total Assets                                   $93,329               $62,552               $30,777               49.2%
Net Loans                                      $72,903               $39,763               $33,140               83.3%
Total Deposits                                 $82,826               $54,010               $28,816               53.4%

At December 31, 2000, the Company's total assets were approximately $93,329,000, compared to approximately $62,552,000 at December 31, 1999. The increase in total assets from 1999 to 2000 was approximately $30,777,000 or 49.2%. Total assets as of December 31, 2000 principally consisted of $3,089,000 in cash and cash equivalents, $12,518,000 in investment securities, and $72,903,000 in net loans. In addition to the company's equity of

$7,617,000 at December 31, 2000 these assets are primarily funded by $82,826,000 in deposits.

The Company's total loans (net of the reserve for possible loan losses and deferred loan fees) increased to approximately $72,903,000 at December 31, 2000 from approximately $39,763,000 at December 31, 1999. This increase in net loans of 83.3% can be attributed to continued lending activities in a relatively high growth area of metropolitan Atlanta where new residential construction and commercial development continues to be strong.

The Company's total deposits increased to approximately $82,826,000 at December 31, 2000, a 53.4% increase from the December 31, 1999 balance of approximately $54,010,000. A successful marketing program that was implemented in 1999 drove the strong increase in deposits. While the marketing program was directed at all types of deposit accounts, the primary emphasis was on money market accounts and certificates of deposit. Money market accounts are offered at tiered rates that are competitive with similar products offered by investment brokerage firms. In addition, certificates of deposit offered by the Bank continue to be a strong deposit product, with interest rates competitive within the local market.

NET INTEREST INCOME

The Company's results of operations are impacted by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Because interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate net interest income depends on the Company's ability to maintain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities, such as deposits and borrowings. Thus, net interest income is the key performance measure of income.

Net interest income in 2000 was approximately $2,915,000 compared to approximately $1,552,000 in 1999. This increase can be attributed to the $37.5 million increase in average interest-earning assets, primarily due to the $31.1 million increase in average loans outstanding. The average balance sheet for 2000 grew $37.8 million due primarily to a year of strong loan demand in the Company's primary market area. In addition to the increase in interest and fees on loans, interest income on U.S. Agency securities increased significantly due to a larger volume of funds invested in 2000 compared to 1999. The yield on average interest-earning assets was 9.36% in 2000, compared with 8.66% in 1999, reflecting an increase in volume and interest rates on loans and investments during the year.

The increases in average loans outstanding and investments in 2000 were funded primarily with deposits. Total average interest-bearing deposits and other interest bearing liabilities increased by $35.6 million in 2000 over 1999, while average noninterest-bearing deposits grew by $1.6 million during the same period. The interest rate paid on average interest-bearing liabilities was 5.90% in 2000 compared to 4.94% in 1999. Interest expense of approximately $3,848,000 offset interest income of approximately $6,763,000 in 2000, resulting in net interest income of approximately $2,915,000. Net yield on average interest-earning assets was 4.04% in 2000 and 4.46% in 1999.

The provision for loan losses was $341,638 in 2000 compared to $318,828 in 1999. The increase in the provision for loan losses was attributable to the increase in the loan portfolio. The provision for loan losses reflects management's estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately 1.0% of total loans outstanding at December 31, 2000 compared to .99% at December 31, 1999. There were no charge-offs in 2000 and charge-offs in 1999 totaled $458.

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

NONINTEREST INCOME

Noninterest income for 2000 was $432,063 compared to $311,990 for December 31, 1999. The primary components of noninterest income for both 2000 and 1999 were mortgage referral fees and service charges on deposit accounts. Mortgage referral fees are generated when the Bank processes mortgage applications, which are qualified and serviced by another lender. Mortgage referral fees were $244,927 and $192,520 for the years ended December 31, 2000 and 1999, respectively. Service charges on deposit accounts were $113,105 and $49,116 for the years ended 2000 and 1999, respectively. The 38% increase in total noninterest income is largely attributable to the volume generated by the continued growth in mortgage loans and deposit accounts.

NONINTEREST EXPENSE

Noninterest expense for 2000 totaled $2,180,408 compared to $1,913,055 in 2000. The efficiency ratio (noninterest expense divided by total income) was 30.3% at December 31, 2000 compared to 57.5% at December 31, 1999. As a percentage of total average assets, noninterest expense was 2.8% at December 31, 2000. Below are the components of noninterest expense at December 31, 2000 and 1999:

                                                   December 31, 2000   December 31, 1999
                                                   -----------------   -----------------
Salaries and employee benefits                        $1,197,530          $1,060,413
Occupancy expense                                        366,341             332,365
Other operating expense                                  616,537             520,277
- ------------------------------                        ----------          ----------
Total noninterest expense                             $2,180,408          $1,913,055
==============================                        ==========          ==========

The Company's net earnings were $950,188 for the year ended December 31, 2000, compared to a net operating loss of $368,069 in 1999. Due to the net operating loss carry-forward the bank was able to recognize an income tax benefit of $125,019 during 2000.

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

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity is its ability to maintain and increase deposits through the Bank. Deposits grew by $28.8 million in 2000.

The following are the key liquidity balances and ratios for the year ended December 31, 2000:

Cash and cash equivalents                                           $ 3,088,660
Investment securities available for sale                            $12,397,724
CDs over $100,000 to total deposits ratio                                  38.3%
Loan to deposit ratio                                                      89.2%

At December 31, 2000 cash and cash equivalents amounted to $3.1 million, representing 3.3% of total assets. Securities available for sale provide a secondary source of liquidity, amounted to $12.4 million at December 31, 2000 and 13.3% of total assets.

At December 31, 2000, certificates of deposit over $100,000 represented 38.3% of total deposits. Certificates of deposit over $100,000 are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on certificates of deposit over $100,000 and periodically adjusts its rates in accordance with market demands. Significant withdrawals of the large certificates of deposit may have a material adverse effect on the Bank's liquidity. As a majority of the certificates of deposit were obtained by Bank customers in its market area, management believes the volatility of the deposits is lower than if such deposits were obtained from depositors outside its market area, as outside depositors are more likely to be interest rate sensitive.

The Bank maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. The Bank currently has arrangements with correspondent banks for short-term unsecured advances up to $3,900,000.

CAPITAL ADEQUACY

The following table presents the Bank's regulatory capital position at December 31, 2000:

                                                                 Risk Based Capital Ratios
                                                                     December 31, 2000

Tier 1 Capital                                                              9.2%
Tier 1 Capital minimum requirement                                          4.0%
                                                                           ----
Excess                                                                      5.2%
                                                                           ====

Total Capital                                                              10.1%
Total Capital minimum requirement                                           8.0%
                                                                           ----
Excess                                                                      2.1%
                                                                           ====

Tier 1 Capital to adjusted average assets/leverage ratio                    9.7%
Minimum leverage ratio                                                      4.0%
                                                                           ----
Excess                                                                      5.7%
                                                                           ====

The above ratios indicate that the capital position of the Bank is sound and that the Bank is well positioned for future growth. For a more complete discussion of the actual and required ratios of the Bank as of December 31, 2000, see note 11 to the financial statements.

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

One method used to measure a bank's interest rate exposure is through its repricing gap. The gap is calculated by determining all assets that reprice or mature within a given time frame and subtracting all liabilities that reprice or mature within the same time frame. The difference between these two amounts is called the "gap", the amount of either liabilities or assets that will reprice without a corresponding asset or liability repricing.

A negative gap (more liabilities repricing that assets) generally indicates that the bank's net interest income will decrease if interest rates rise and will increase if interest rates fall. A positive gap generally indicates that a bank's net interest income will decrease if interest rates fall and will increase if interest rates rise.

The table on page 13 summarizes the amounts if interest-earning assets and interest-bearing liabilities outstanding at December 31, 2000 that are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated in the table, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The Bank's savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the "Three Months or Less" category, although historical experience has proven these deposits to be more stable over the course of a year.

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements are included in the Company's Annual Report to Shareholders at pages 2 through 21 and are incorporated herein by reference.

         Report of Independent Certified Public Accountants

         Financial Statements

         Consolidated Balance Sheets dated as of December 31, 2000 and 1999

         Consolidated Statements of Earnings for the years ended December 31, 2000 and 1999

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000 and 1999

         Consolidated Statements of Comprehensive Income for the years ended December 31, 2000 and 1999

         Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999

         Notes to Consolidated Financial Statements

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
EXCHANGE ACT

The responses to this Item are included in the Company's proxy statement for the Annual Meeting of Shareholders to be held April 17, 2001, under the headings, "Directors and Executive Officers - Election of Directors - Nominees and Continuing Directors." At pages 2 through 4, "Security Ownership of Certain Beneficial Owners and Management" at pages 7 through 8, and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" at page 9 and are incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The responses to this Item are included in the Company's proxy statement for the Annual Meeting of Shareholders to be held April 17, 2001, under the heading. "Compensation of Executive Officers and Directors," at pages 5 through 6, and are incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The responses to this Item are included in the Company's proxy statement for the Annual Meeting of Shareholders to be held April 17, 2001, under the headings, "Security Ownership of Certain Beneficial Owners and Management," at pages 7 through 8, and are incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to this Item are included in the Company's proxy statement for the Annual Meeting of Shareholders to be held April 17, 2001, under the headings, "Certain Relationships and Related Transactions," at page 6, and "Compensation of Executive Officer and Directors," at pages 5 through 6, and are incorporated herein by reference.

ITEM 13. EXHIBITS, LISTS, AND REPORTS ON FORM 8-K

(a)      Exhibits

       Exhibit
        Number             Exhibit
       -------             -------
          3.1     Articles of Incorporation (1)

          3.2     Bylaws (2)

          4.1     Instruments Defining the Rights of Security Holders. See Articles of
                  Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

         10.1*    Employment Agreement between Monty G. Watson and The
                  Peachtree Bank dated as of August 1, 2000 (3)

         10.2*    The PB Financial Services 1998 Outside Directors Option Plan. (4)

         13.1     The PB Financial Services Corporation 2000 Annual Report to
                  shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company's 2000
                  Annual Report to Shareholders is not deemed to be filed as part of this Report.

         21.1     Subsidiaries of The PB Financial Services Corporation. (4)

         24.1     Power of Attorney (appears on the signature pages to this Annual
                  Report on 10-KSB).

           99     Report of Independent Certified Public Accountants

- --------------------------------------------------------------------------------
* Compensatory plan or arrangement

         (1) Incorporated herein by reference to Exhibit 2(a) in The PB Financial Services Corporation's Registration Statement on Form 8-A, Commission File No. 000-26725, filed July 15, 1999.

         (2) Incorporated herein by reference to Exhibit 2(b) in The PB Financial Services Corporation's Registration Statement on Form 8-A, Commission File No. 000-26725, filed July 15, 1999.

         (3) Incorporated by reference to exhibit of same number in the Company's Third Quarter Form 10QSB for the quarter ended September 30 ,2001

         (4) Incorporated by reference to exhibit of same number in the Company's Annual Report on Form 10KSB for the year ended December 31, 1999.


(a)      Reports on Form 8-K filed in the fourth quarter of 2000: None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE PB FINANCIAL SERVICES CORPORATION


                                    By:     /s/ Monty G. Watson
                                            -------------------
                                            Monty G. Watson
                                            President and Chief
                                            Executive Officer

                                    Date:   March 27, 2001

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

/s/ Robert D. Cheeley                                      DATE:  March 27, 2001
- --------------------------------------------
Robert D. Cheeley, Director


/s/ Daniel B. Cowart                                       DATE:  March 27, 2001
- --------------------------------------------
Daniel B. Cowart, Director


/s/ Paul D. Donaldson                                      DATE:  March 27, 2001
- --------------------------------------------
Paul D. Donaldson, Director


/s/ Charles L. Douglas                                     DATE:  March 27, 2001
- --------------------------------------------
Charles L. Douglas, Director


/s/ Dexter R. Floyd                                        DATE:  March 27, 2001
- --------------------------------------------
Dexter R. Floyd, Director


/s/ J. Edwin Howard                                        DATE:  March 27, 2001
- --------------------------------------------
J. Edwin Howard, Director


/s/ John J. Howard                                         DATE:  March 27, 2001
- --------------------------------------------
John J. Howard, Director


/s/ J. Stephen Hurst                                       DATE:  March 27, 2001
- --------------------------------------------
J. Stephen Hurst, Director


/s/ Kelly J. Johnson                                       DATE:  March 27, 2001
- --------------------------------------------
Kelly J. Johnson, Chief Financial Officer
(Principal Financial and Accounting Officer)


/s/ Charles Machemehl, III                                 DATE:  March 27, 2001
- --------------------------------------------
Charles Machemehl, III, Director


/s/ J. Paul Maggard                                        DATE:  March 27, 2001
- --------------------------------------------
J. Paul Maggard, Director


/s/ Monty G. Watson                                        DATE:  March 27, 2001
- --------------------------------------------
Monty G. Watson, Director, President, and
Chief Executive Officer