Form 10QSB
period 2001-03-31
P B FINANCIAL SERVICES CORP
filed 2001-05-15
CIK 1086173

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                              -------------------

For quarter ended March 31, 2001            Commission File Number
                  --------------                                  -------------

                     THE PB FINANCIAL SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

                              -------------------

         GEORGIA                                              58-2466560
         -------                                              ----------
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

        COMMON STOCK, $5.00 PAR VALUE, 775,375 SHARES AS OF MAY 8, 2001

                                     INDEX


                                                                                       Page
Part I.  Financial Information

         Consolidated Balance Sheets
              March 31, 2001 (unaudited) and December 31, 2000                          3

           Consolidated Statements of Operations
              Three Months Ended March 31, 2001 and 2000
               (Unaudited)                                                              4

           Consolidated Statements of Comprehensive Income
             Three Months Ended March 31, 2001 and 2000
             (Unaudited)                                                                5

           Consolidated Statements of Cash Flow
              Three Months Ended March 31, 2001 and 2000
              (Unaudited)                                                               6

           Notes to Consolidated Financial Statements                                   7-8

           Management's Discussion and Analysis of
              Financial Condition and Results of Operations                             9-11


Part II.  Other Information

         Item 1. Legal Proceedings                                                      12
         Item 2. Changes in Securities and Use of Proceeds                              12
         Item 3. Defaults Upon Senior Securities                                        12
         Item 4. Submission of Matters to a Vote of Security Holders                    12
         Item 5. Other Information                                                      12
         Item 6. Exhibits and Reports on Form 8-K                                       12

         Signature                                                                      12

                         PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

                     THE PB FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      March 31, 2001 and December 31, 2000


                                                                         March 31, 2001           December 31, 2000
                                                                           Unaudited                   Audited
                                                                         --------------           ------------------
ASSETS
    Cash and due from banks                                                $ 2,016,463              $  1,878,660
    Federal funds sold                                                         900,000                 1,210,000
    Investment securities available for sale, at market value               12,006,695                12,397,724
    Other investments                                                          120,100                   120,100
    Loans, net                                                              75,847,908                72,903,262
    Property and equipment, net                                              3,616,516                 3,634,545
    Other assets                                                             1,139,885                 1,184,570
                                                                           -----------              ------------
TOTAL ASSETS                                                               $95,647,567              $ 93,328,861
                                                                           ===========              ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
        Deposits
              Noninterest-bearing demand                                     3,127,914                 5,842,902
              Interest-bearing demand and money market                      27,535,185                24,983,868
              Savings                                                          279,552                   347,985
              Time deposits of $100,000 or more                             30,365,912                31,781,626
              Other time deposits                                           21,873,261                19,869,391
                                                                           -----------              ------------
                       Total deposits                                       83,181,824                82,825,772

        Repurchase agreements                                                3,000,084                 2,281,365
        Fed Funds Purchased                                                    773,000                        --
        Borrowings                                                             178,145                    81,715
        Other liabilities                                                      589,291                   523,151
                                                                           -----------              ------------
              Total liabilities                                             90,278,595                85,712,003

Stockholders' equity:
       Common stock, $5.00 par value,
         10,000,000 shares authorized,
          775,375 shares issued and outstanding                              3,876,875                 3,876,875
       Surplus                                                               3,861,784                 3,861,784
       Accumulated earnings (deficit)                                            3,736                  (157,218)
       Accumulated other comprehensive income                                  182,828                    35,417
                                                                           -----------              ------------
              Total stockholders' equity                                     7,925,223                 7,616,858
                                                                           -----------              ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $95,647,567              $ 93,328,861
                                                                           ===========              ============

See accompanying notes to consolidated financial statements

                     THE PB FINANCIAL SERVICES CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)


                                                                            Three Months Ended       Three Months Ended
                                                                              March 31, 2001           March 31, 2000
                                                                            -------------------      ------------------
INTEREST INCOME
    Interest and fees on loans                                                 $ 1,774,986               $1,126,140
    Interest on investment securities                                              206,745                  130,374
    Interest on federal funds sold                                                  60,455                  100,050
                                                                               -----------               ----------
              Total interest income                                              2,042,186                1,356,564

INTEREST EXPENSE
    Interest-bearing demand and money market                                       257,427                  206,590
    Savings                                                                          1,934                      961
    Time deposits of $100,000 or more                                              544,213                  381,244
    Other time deposits                                                            359,334                  132,230
    Repurchase agreements                                                           39,283                   29,497
    Other borrowings                                                                 1,430                    1,679
                                                                               -----------               ----------
              Total interest expense                                             1,203,621                  752,201

              Net interest income                                                  838,565                  604,363

PROVISION FOR LOAN LOSSES                                                            9,108                   77,135
                                                                               -----------               ----------

              Net interest income after provision for loan losses                  829,457                  527,228

OTHER OPERATING INCOME
    Service charges on deposit accounts                                             26,872                   33,087
    Mortgage referral commissions                                                   98,624                   58,375
    Other income                                                                    18,756                   18,995
     Loss on sale of investments                                                    (2,500)                      --
                                                                               -----------               ----------
              Total other income                                                   141,752                  110,457

OTHER OPERATING EXPENSE
    Salaries and benefits                                                          405,427                  260,146
    Occupancy expense, net                                                          96,626                   81,845
    Other expense                                                                  208,820                  133,787
                                                                               -----------               ----------
              Total other operating expense                                        710,873                  475,778

INCOME BEFORE INCOME TAXES                                                         260,336                  161,907

INCOME TAXES                                                                        99,382                       --

                                                                               -----------               ----------
NET INCOME                                                                     $   160,954               $  161,907
                                                                               ===========               ==========

BASIC EARNINGS PER COMMON SHARE                                                $      0.21               $     0.21
DILUTED EARNINGS PER COMMON SHARE                                              $      0.21               $     0.21

See accompanying notes to consolidated financial statements

                      THE PB FINANCIAL SERVICES CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                           Three Months Ended      Three Months Ended
                                                                             March 31, 2001          March 31, 2000
                                                                           ------------------      ------------------
Net earnings                                                                   $  160,954              $  161,907

Other comprehensive income, net of tax in 2001:
    Unrealized gain on securities available for sale                              225,850                   4,368
    Income tax effect on gain                                                      76,789
                                                                               ----------              ----------

Unrealized gain arising during the period, net of tax in 2001:                    149,061                   4,368

    Reclassification adjustment for loss included in net earnings                  (2,500)                     --
    Income tax effect of reclassification adjustments                                (850)                     --
                                                                               ----------              ----------

Reclassification adjustment for loss
    included in net earnings, net of tax                                           (1,650)                     --

Other comprehensive income                                                        147,411                   4,368

Comprehensive income                                                           $  308,365              $  166,275
                                                                               ==========              ==========

See accompanying noted to consolidated financial statements

                      THE PB FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                                  2001                  2000
                                                                              ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                  $    160,954          $    161,907
  Adjustments to reconcile net loss to net cash used by
     operating activities:
              Depreciation of premises and equipment                                68,551                65,372
              Amortization of investment security available for sale                (5,532)                   --
              Provision for loan losses                                              9,108                77,135
              Loss on sale of investment security available for sale                 2,500                    --
              (Decrease) Increase in net deferred loan fees                        (11,055)               65,235
              Increase in other assets                                             (31,254)             (123,939)
              Increase in other liabilities                                         66,140                59,256
                                                                              ------------          ------------
  Net cash provided by operating activities                                        259,412               304,966

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of investment securities available for sale                         (2,061,529)           (2,493,731)
  Principal repayments of investment securities available for sale               2,181,440               142,546
  Sale of investment securities available for sale                                 497,500                    --
  Loans originated, net of principal repayments                                 (2,942,699)           (8,106,014)
  Acquisition of premises and equipment                                            (50,522)              (11,476)
                                                                              ------------          ------------
Net cash used by investing activities                                           (2,375,810)          (10,468,675)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in borrowings                                                            96,430                 1,679
  Increase in repurchase agreements                                                718,719               853,709
  Increase in fed funds sold                                                       773,000                    --
  Net increase in demand, money market and savings
      deposits                                                                    (232,104)              281,275
  Time deposits accepted, net of repayments                                        588,156             3,318,826
                                                                              ------------          ------------
Net cash provided by financing activities                                        1,944,201             4,455,489

Net increase (decrease) in cash and cash equivalents                              (172,197)           (5,708,220)
Cash and cash equivalents at beginning of period                                 3,088,660            11,819,849
                                                                              ------------          ------------
Cash and cash equivalents at end of period                                    $  2,916,463          $  6,111,629
                                                                              ============          ============

Supplemental Disclosures

Cash paid for:
  Interest:                                                                   $  1,151,671               669,658
  Income Taxes:                                                               $    179,500          $         --

Change in accumulated other comprehensive income, net                         $    147,411          $      4,368

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

Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes included in the Bank's annual report included on Form 10-KSB for the year ended December 31, 2000.

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

Major classifications of loans are as follows (in thousands):

                                                March 31,       Percent of      December 31,      Percent of
                                                  2001            Total             2000            Total
                                                                                        (In Thousands)
Commercial                                      $ 12,891          16.78%          $ 11,111          15.03%
Real estate-construction                          21,363          27.80%            23,462          31.75%
Real estate-commercial and residential            34,638          45.08%            31,465          42.58%
Installment loans to individuals                   5,280           6.86%             5,338           7.22%
Real estate-home equity                            2,673           3.48%             2,527           3.42%
                                                --------         ------           --------         ------
Total loans                                       76,845         100.00%            73,903         100.00%
Less:  Allowance for loan losses                     750                               742
       Net deferred loan fees                        247                               258
                                                --------                          --------
Loans, net                                      $ 75,848                          $ 72,903
                                                ========                          ========

Through March 31, 2001, there were no loan charge-offs, and there were no nonperforming loans. Past due loans were insignificant at March 31, 2001 and December 31, 2000.

NOTE 4 - EARNINGS PER SHARE

Basic earning per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. At March 31, 2001 and December 31, 2000, the inclusion of any potential common shares related to stock options would have had an antidilutive effect, and accordingly, that are not included in the calculation of the Company's earnings per share. Basic earnings per share for all periods presented are based on the weighted average number of common shares outstanding of 775,375.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities" became effective for the Company on January 1, 2001. Under SFAS 133 a company will recognize all freestanding derivative instruments in the statement of financial position as either assets or liabilities and will measure them at fair value. The difference between a derivative's previous carrying amount and its fair value shall be reported as a transition adjustment presented in net income or other comprehensive income as appropriate in a manner similar to the cumulative effect of a change in accounting principle. This statement also determines the accounting for the changes in fair value of a derivative, depending on the intended use of the derivative and resulting designation. The adoption of SFAS 133 did not have any impact on the financial condition or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

This discussion contains certain forward-looking statements including statements relating to present or future trends or factors generally affecting the banking industry and specifically affecting The PB Financial Corporation's operations, markets and products. Without limiting the foregoing, the words "anticipates", "believes", "intends", "expects" or similar expressions are intended to identify forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Actual results could differ materially from those projected for many reasons including, without limitation, changing events and trends that have influenced the Company's assumptions. These trends and events include (1) changes in the interest rate environment which may reduce margins,
(2) non-achievement of expected growth, (3) less favorable than anticipated changes in national and local business environments and securities markets (4) adverse changes in the regulatory requirements affecting the Company, (5) greater competitive pressures among financial institutions in the Company's market, and (6) greater than expected loan losses. Additional information and other factors that could affect future financial results are included in the Company's annual report included on Form 10-KSB for the year ended December 31, 2000.

FINANCIAL CONDITION

At March 31, 2001, the Company's total assets increased $2.3 million or 2.5% from December 31, 2000. Loans, the primary category of assets, grew from $72.9 million to $75.8 million, an increase of $2.9 million, while investment securities available for sale decreased $391,000 to $12.0 million in the first quarter of 2001. Deposits increased $356,000 to $83.2 million at the end of the first quarter 2001.

                                   INVESTMENTS

The investment portfolio consists of federal funds sold, U.S. Government agency obligations, state and county municipals and Federal Home Loan Bank stock, which provide the Bank with a source of liquidity and a long-term and relatively stable source of income. Additionally, the investment portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds and furnishing liquidity to The Peachtree Bank.

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

In addition, the Bank has arrangements with correspondent banks for short-term unsecured advances up to $3,900,000. A minimal amount was borrowed under these arrangements in 2001 and 2000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31,
2000

The Company reported net income for the quarter ended March 31, 2001 of $160,954 compared to $161,907 for the same period one year ago. During first quarter 2001, the company recognized income tax expense of $99,382 compared to no income tax expense in first quarter 2000 due to the carryforward of the net operating losses. Net interest income for the three months ended March 31, 2001 was $838,565 compared to $604,363 for the same period in 2000, with the increase attributed to a greater volume of interest earning assets that earn a higher interest rate than the rate paid on interest bearing liabilities. The ratio of loans to deposits was 92% at March 31, 2001

The provision for loan losses for the three months ended March 31, 2001 was $9,108 compared to $77,135 for the first quarter of 1999. The provision for loan losses reflects management's estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately .98% of total loans outstanding at March 31, 2001 and March 31, 2000. Management believes that the current allowance of $750,737 is adequate based upon the Bank's loan portfolio and current economic conditions.

Non-interest income for the three months ended March 31, 2001 was $141,757, compared to $110,457 for the same period one year ago. Non-interest income consists primarily of mortgage referral fees and service charges on deposit accounts. The primary reason for the increase in Non-interest income is due to mortgage referral fees, which were $98,624 for first quarter 2001, compared to $58,375 for first quarter 2000. This increase was largely due to the number of loan originations as a result of interest rate reductions increasing new home purchases and refinancing. Service charges on deposit accounts decreased from $33,087 at March 31, 2000 to $26,872 at March 31, 2001.

Non-interest expense was $710,873 for the first quarter of 2001, as compared to $475,778 for the same period one year ago. The largest component of non-interest expense consists of salaries and benefits which increased to $405,427 for the three month period ended March 31, 2001 compared to $260,146 for the same period in the prior year. This is a direct result of growth the bank has experienced and building an infrastructure to support this growth. Since March 31, 2000 the bank has added 6 full time equivalent employees.

The Company reported net income before taxes of $260,336 for the quarter ended March 31, 2001 compared to a $161,907 for the first quarter of 2000. Due to the net operating loss carryforward and the recognition of tax benefits being dependent on future earnings, there was no tax provision for 2000, while in 2001 tax expense of $99,382 was recognized.

                                CAPITAL RESOURCES

At March 31, 2001, the capital ratios of the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4% and total capital to risk-weighted assets of 8%. The following table presents the Bank's and Company's compliance with regulatory capital requirements at March 31, 2001.


                                 The Peachtree Bank         Consolidated
Leverage capital ratio:                    8.20%               8.04%

Risk-based capital ratios:
         Tier 1 capital                    9.14%               8.96%

         Total capital                    10.01%               9.83%


PART II  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None

         (b)      Report on Form 8-K

                  There were no reports on Form 8-K filed during the quarter ended March 31, 2001.


                                    SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         THE PB FINANCIAL SERVICES CORPORATION


         May 10, 2001                        /s/ KELLY J. JOHNSON
                                                 ------------------------------
                                                 Kelly J. Johnson
                                                 (PRINCIPAL FINANCIAL OFFICER)