Form 10QSB
period 2001-06-30
P B FINANCIAL SERVICES CORP
filed 2001-08-14
CIK 1086173

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                              -------------------

For quarter ended June 30, 2001             Commission File Number
                                                                  -------------

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

                                 (770) 814-8100
                (Issuer's telephone number, including area code)

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

      COMMON STOCK, $5.00 PAR VALUE, 775,375 SHARES AS OF AUGUST 13, 2001

                                     INDEX


                                                                                                   Page
Part I.  Financial Information

         Consolidated Balance Sheets June 30, 2001 (unaudited) and December 31, 2000               3

         Consolidated Statements of Operations Three months Ended June 30,
                  2001 and 2000 (Unaudited)                                                        4

         Consolidated Statements of Operations Six months Ended June 30, 2001
                  and 2000 (Unaudited)                                                             5

         Consolidated Statements of Comprehensive Income Six months Ended
                  June 30, 2001 and 2000 (Unaudited)                                               6

         Consolidated Statements of Cash Flow Six months Ended June 30,
                  2001 and 2000 (Unaudited)                                                        7

         Notes to Consolidated Financial Statements                                                8-9

         Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                            9-12

Part II.  Other Information

         Item 1. Legal Proceedings                                                                 13
         Item 2. Changes in Securities and Use of Proceeds                                         13
         Item 3. Defaults Upon Senior Securities                                                   13
         Item 4. Submission of Matters to a Vote of Security Holders                               13
         Item 5. Other Information                                                                 14
         Item 6. Exhibits and Reports on Form 8-K                                                  14

         Signature                                                                                 14

ITEM 1.       FINANCIAL STATEMENTS

                     THE PB FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      JUNE 30, 2001 AND DECEMBER 31, 2000


                                                                           June 30,              December 31,
                                                                            2001                    2000
                                                                         ------------            ------------
                                                                         (unaudited)

ASSETS
    Cash and due from banks                                              $  2,157,134            $  1,878,660
    Federal funds sold                                                      1,729,000               1,210,000
    Investment securities available for sale, at market value              12,679,157              12,397,724
    Other investments                                                         120,100                 120,100
    Loans, net                                                             81,141,249              72,903,262
    Property and equipment, net                                             3,587,245               3,634,545
    Other assets                                                            2,679,535               1,184,570
                                                                         ------------            ------------
TOTAL ASSETS                                                             $104,093,420            $ 93,328,861
                                                                         ============            ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
        Deposits
              Noninterest-bearing demand                                 $  7,232,713            $  5,842,902
              Interest-bearing demand and money market                     27,236,641              24,983,868
              Savings                                                         353,190                 347,985
              Time deposits of $100,000 or more                            31,214,276              31,781,626
              Other time deposits                                          24,837,034              19,869,391
                                                                         ------------            ------------
                       Total deposits                                      90,873,854              82,825,772

        Repurchase agreements                                               3,661,312               2,281,365
        Borrowings                                                            741,505                  81,715
        Other liabilities                                                     776,088                 523,151
                                                                         ------------            ------------
              Total liabilities                                            96,052,760              85,712,003


Stockholders' equity:
       Common stock, $5.00 par value,
         10,000,000 shares authorized,
          775,375 shares issued and outstanding                             3,876,875               3,876,875
       Surplus                                                              3,861,784               3,861,784
       Accumulated earnings (deficit)                                         108,319                (157,218)
       Accumulated other comprehensive income                                 193,683                  35,417
                                                                         ------------            ------------
              Total stockholders' equity                                    8,040,661               7,616,858
                                                                         ------------            ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $104,093,421            $ 93,328,861
                                                                         ============            ============

 ** See accompanying notes to consolidated financial statements

                     THE PB FINANCIAL SERVICES CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (UNAUDITED)


                                                                            Three Months           Three Months
                                                                               Ended                  Ended
                                                                           June 30, 2001          June 30, 2000
                                                                           -------------          -------------

INTEREST INCOME
    Interest and fees on loans                                               $1,808,115            $1,282,888
    Interest on investment securities                                           201,983               152,429
    Interest on federal funds sold                                               24,407                91,006
                                                                             ----------            ----------
              Total interest income                                           2,034,505             1,526,323

INTEREST EXPENSE
    Interest-bearing demand and money market                                    248,949               251,073
    Savings                                                                       1,627                 1,217
    Time deposits of $100,000 or more                                           460,100               387,634
    Other time deposits                                                         378,528               142,591
    Repurchase agreements                                                        37,584                53,949
    Other borrowings                                                              7,864                 1,661
                                                                             ----------            ----------
              Total interest expense                                          1,134,652               838,125

              Net interest income                                               899,853               688,198

PROVISION FOR LOAN LOSSES                                                        59,462                51,659
                                                                             ----------            ----------

              Net interest income after provision for loan losses               840,391               636,539

OTHER OPERATING INCOME
    Service charges on deposit accounts                                          42,582                19,237
    Mortgage referral commissions                                               176,787                64,974
    Other income                                                                 63,128                32,881
                                                                             ----------            ----------
              Total other income                                                282,497               117,092

OTHER OPERATING EXPENSE
    Salaries and benefits                                                       570,896               260,969
    Occupancy and FF&E Expense                                                  135,291                88,301
    Other expense                                                               248,781               151,027
                                                                             ----------            ----------
              Total other operating expense                                     954,968               500,297

EARNINGS BEFORE INCOME TAXES                                                    167,920               253,334

INCOME TAXES                                                                     63,337                    --

                                                                             ----------            ----------
NET EARNINGS                                                                 $  104,583            $  253,334
                                                                             ==========            ==========

BASIC EARNINGS PER COMMON SHARE                                              $     0.13            $     0.33

DILUTED EARNINGS PER COMMON SHARE                                            $     0.13            $     0.33

** See accompanying notes to consolidated financial statements

                     THE PB FINANCIAL SERVICES CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (UNAUDITED)


                                                                             Six Months             Six Months
                                                                               Ended                  Ended
                                                                           June 30, 2001          June 30, 2000
                                                                           -------------          -------------

INTEREST INCOME
    Interest and fees on loans                                               $ 3,583,101             $2,409,028
    Interest on investment securities                                            408,728                282,804
    Interest on federal funds sold                                                84,862                191,056
                                                                             -----------             ----------
              Total interest income                                            4,076,691              2,882,888

INTEREST EXPENSE
    Interest-bearing demand and money market                                     506,376                457,663
    Savings                                                                        3,561                  2,178
    Time deposits of $100,000 or more                                          1,004,313                768,879
    Other time deposits                                                          737,862                274,821
    Repurchase agreements                                                         76,867                 83,446
    Other borrowings                                                               9,294                  3,339
                                                                             -----------             ----------
              Total interest expense                                           2,338,273              1,590,326

              Net interest income                                              1,738,418              1,292,562

PROVISION FOR LOAN LOSSES                                                         68,570                128,794
                                                                             -----------             ----------

              Net interest income after provision for loan losses              1,669,848              1,163,768

OTHER OPERATING INCOME
    Service charges on deposit accounts                                           69,454                 44,440
    Loss on sale of investments                                                   (2,500)                    --
    Mortgage referral commissions                                                275,411                123,349
    Other income                                                                  81,884                 59,759
                                                                             -----------             ----------
              Total other income                                                 424,249                227,548

OTHER OPERATING EXPENSE
    Salaries and benefits                                                        976,323                517,796
    Occupancy and FF&E Expense                                                   231,917                170,146
    Professional and Outside Service
    Other expense                                                                457,601                288,132
                                                                             -----------             ----------
              Total other operating expense                                    1,665,841                976,074

EARNINGS BEFORE INCOME TAXES                                                     425,756                415,242

INCOME TAXES                                                                     162,719                     --

                                                                             -----------             ----------
NET EARNINGS                                                                 $   263,037             $  415,242
                                                                             ===========             ==========

BASIC EARNINGS PER COMMON SHARE                                              $      0.34             $     0.54

DILUTED EARNINGS PER COMMON SHARE                                            $      0.34             $     0.54

** See accompanying notes to consolidated financial statements

                     THE PB FINANCIAL SERVICES CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (UNAUDITED)

                                                                      Six Months Ended    Six Months Ended
                                                                       June 30, 2001       June 30, 2000
                                                                      ----------------    ----------------

Net earnings                                                             $265,537            $ 415,242

Other comprehensive income, net of tax:
    Unrealized gain (loss) on securities available for sale               237,297             (201,704)
    Income tax effect on gain (loss)                                       80,681              (68,579)
                                                                         --------            ---------

Unrealized gain (loss) arising during the period, net of tax:             156,616             (133,125)

Reclassification adjustment for loss included in net earnings               2,500
    Income tax effect of reclassification adjustments                         850                   --
                                                                         --------            ---------

Reclassification adjustment for gain loss included in net
   earnings, net of tax                                                     1,650                   --

Other comprehensive income                                                158,266             (133,125)

Comprehensive income                                                     $423,803            $ 282,117
                                                                         ========            =========

** See accompanying notes to consolidated financial statements

                     THE PB FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                    SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (UNAUDITED)


                                                                                   2001                      2000
                                                                                ------------             ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                                  $    265,537             $    415,242
  Adjustments to reconcile net earnings to net cash provided by operating activities:
              Depreciation of premises and equipment                                 138,297                  130,062
              Amortization of investment security available for sale                  (8,356)
              Provision for loan losses                                               68,570                  128,794
              Loss on sale of investment security available for sale                   2,500                       --
              Increase in net deferred loan fees                                      (9,803)                  62,305
              Increase in other assets                                              (299,496)                (268,529)
              Decrease in other liabilities                                          252,937                  186,189
                                                                                ------------             ------------
  Net cash provided by operating activities                                          410,186                  654,063

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of cash surrender value life insurance                                 (1,277,000)                      --
  Purchases of investment securities available for sale                           (3,489,867)              (4,682,253)
  Principal repayments of investment securities available for sale                 2,956,587                  205,464
  Sale of investment securities available for sale                                   497,500                       --
  Loans originated, net of principal repayments                                   (8,296,754)             (17,347,194)
  Acquisition of premises and equipment                                              (90,997)                 (21,088)
                                                                                ------------             ------------
Net cash used by investing activities                                             (9,700,531)             (21,845,071)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in borrowings                                                             659,790                    3,339
  Increase in repurchase agreements                                                1,379,947                3,566,004
  Net increase in demand, money market and savings
      deposits                                                                     3,647,789                8,335,348
  Time deposits accepted, net of repayments                                        4,400,293                8,413,196
                                                                                ------------             ------------
Net cash provided by financing activities                                         10,087,819               20,317,887

Net increase (decrease) in cash and cash equivalents                                 797,474                 (873,121)
Cash and cash equivalents at beginning of period                                   3,088,660               11,819,849
                                                                                ------------             ------------
Cash and cash equivalents at end of period                                      $  3,886,134             $ 10,946,728
                                                                                ============             ============

Supplemental Disclosures of cashflow information:

   Cash paid during the year for:
      Interest                                                                  $  2,162,109             $  1,395,256
      Income Taxes                                                                   289,500                       --

   Noncash investing and financing activities:
      Change in accumulated other comprehensive income, net of tax              $    158,266             $   (133,125)

** See accompanying notes to consolidated financial statements

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

Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes included in the Bank's annual report included on Form 10-KSB for the year ended December 31, 2000.

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

The Bank's main office is located in Duluth, Georgia in North Fulton County. During the first quarter of 2001 the Bank opened a branch in Buford, Georgia in Gwinnett County. And in July 2001 the Bank opened a branch in Dunwoody, Georgia in Dekalb County. This branch is operating under a trade name of "The Peachtree Bank of Dunwoody - A Division of The Peachtree Bank." In addition in July 2001, the Bank received Trust Powers from the Georgia Department of Banking and Finance and the FDIC. The Trust and Financial Services Division of the Bank is expected to begin trust operations late third quarter.

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

Major classifications of loans are as follows:


                                                         June 30,       Percent of     December 31,    Percent of
                                                           2001           Total            2000           Total
                                                                                     (In Thousands)

Commercial                                               $ 16,274        19.80%          $ 11,111        15.03%
Real estate-construction                                   18,801        22.87%            23,462        31.75%
Real estate-commercial and residential                     38,656        47.03%            31,465        42.58%
Installment loans to individuals                            5,314         6.46%             5,338         7.22%
Real estate-home equity                                     3,154         3.84%             2,527         3.42%
                                                         --------        -----           --------        -----
Total loans                                                82,199       100.00%            73,903       100.00%
Less:  Allowance for loan losses                              810                             742
           Net deferred loan fees                             248                             258
                                                         --------                        --------
Loans, net                                               $ 81,141                        $ 72,903
                                                         ========                        ========

For the six month period ended June 30, 2001, there were no loan charge-offs, and there were no nonperforming loans. Past due loans were considered to be insignificant at June 30, 2001 and December 31, 2000.

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. For the three and six months ended June 30, 2001 the book value per share is considered to be a reasonable estimate of average market price and therefore is used to compute equivalent shares. For the three and six months ended June 30, 2000 the inclusion of any potential common shares related to stock options would have had an antidilutive effect, and accordingly are not included in the calculation of the Company's earnings per share.

For the three and six months ended June 30, 2001 and 2000; basic earnings per share are based on the weighted average number of common shares outstanding of 775,375. For the three and six months ended June 30, 2001, diluted earnings per share are based on the weighted average number of common shares and potential common shares outstanding of 782,960 and 781,464, respectively.

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

FINANCIAL CONDITION

At June 30, 2001, the Company's total assets increased $10.8 million or 11.5% from December 31, 2000. Net loans, the primary category of assets, grew from $72.9 million to $81.1 million, an increase of $8.2 million, while investment securities available for sale increased $281,000 to $12.7 million during the six months ended June 30, 2001. Deposits increased $8.0 million to $90.9 million during 2001.

                                  INVESTMENTS

The investment portfolio consists of federal funds sold, U.S. Government agency obligations, corporate bonds, state and county municipals and Federal Home Loan Bank stock, which provide the Bank with a source of liquidity and a long-term and relatively stable source of income. Additionally, the investment portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds and furnishing liquidity to The Peachtree Bank.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

Net income for the quarter ended June 30, 2001 was $104,583 compared to $253,334 for the same period one year ago. Net interest income for the three months ended June 30,

2001 was $899,853 compared to $688,198 for the same period in 2000, with the increase attributed to a greater volume of interest earning assets that earn a higher interest rate than the rate paid on interest bearing liabilities. The decline in net income can be attributed to the $310,000 or 119% increase in salary expense combined with the $63,000 increase in income tax expense netted against the $112,000 increase in mortgage referral commissions. The increase is salary expense is due to the addition of 9 full time equivalent employees during the second quarter. The majority of these employees will be working the new Dunwoody Branch which opened on July 23, 2001. The ratio of loans to deposits was 89% at June 30, 2001.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

The Company reported net income for the six months ended June 30, 2001 of $265,537 compared to $415,242 for the same period one year ago. As of June 30, 2001, the company recognized income tax expense of $162,719 compared to no income tax expense in 2000 due to the carryforward of the net loss. Net interest income for the six months ended June 30, 2001 was $1,738,418 compared to $1,292,562 for the same period in 2000, with the increase attributed to a greater volume of interest earning assets that earn a higher interest rate than the rate paid on interest bearing liabilities. The ratio of loans to deposits was 89% at June 30, 2001

The provision for loan losses for the six months ended June 30, 2001 was $68,570 compared to $128,794 for 2000. The provision for loan losses reflects management's estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately .99% and .98% of total loans outstanding at June 30, 2001 and June 30, 2000. Management believes that the current allowance of $810,199 is adequate based upon the Bank's loan portfolio and current economic conditions.

Non-interest income for the six months ended June 30, 2001 was $426,749, compared to $227,548 for the same period one year ago. Non-interest income consists primarily of mortgage referral fees and service charges on deposit accounts. The primary reason for the increase in non-interest income is due to mortgage referral fees, which were $275,411 for the six months of 2001, compared to $123,349 for 2000. This increase was largely due to the number of originations as a result of interest rate reductions increasing new home purchases and refinancing. Service charges on deposit accounts increased from $44,440 at June 30, 2000 to $69,454 at June 30, 2001. This is largely due to the 54% increase in the number of demand deposit accounts since June of 2000.

Non-interest expense was $1,665,841 as of June 30, 2001, compared to $976,074 for the same period one year ago. The largest component of non-interest expense is salaries and benefits which increased to $976,323 for the six month period ended June 30, 2001 compared to $517,796 for the same period in the prior year. This is a direct result of the growth the bank has experienced and building an infrastructure to support this growth. Since June 30, 2000 the bank has added 14 full time equivalent employees.

The Company reported net income before taxes of $428,256 for the six months ended June 30, 2001 compared to $415,242 for the period ended June 30, 2000. Due to the net operating loss carryforward and the recognition of tax benefits being dependent on future earnings, there was no tax provision for 2000, while in 2001 tax expense of $162,719 was recognized.

                               CAPITAL RESOURCES

At June 30, 2001, the capital ratios of the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4% and total capital to risk-weighted assets of 8%. The following table presents the Bank's and Company's compliance with regulatory capital requirements at June 30, 2001.


                                            The Peachtree Bank          Consolidated

Leverage capital ratio:                             8.68%                 7.95%

Risk-based capital ratios:
         Tier 1 capital                             9.15%                 8.39%

         Total capital                              10.02%                9.26%

PART II  OTHER INFORMATION

                  ITEM 1.  LEGAL PROCEEDINGS

                  None

                  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None

                  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

                  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Shareholders held on April 17, 2001, the following rolling director election schedule was approved.

                  The following persons were elected to serve as directors for a one-year term until the next annual meeting:


                                           Votes For           Votes Withheld
                                           ---------           --------------
                  Robert D. Cheeley         503,595                  400
                  Daniel B. Cowart          503,595                  400
                  Paul D. Donaldson         503,595                  400

                  The following persons were elected to serve as directors for a two-year term until the next annual meeting:


                                             Votes For           Votes Withheld
                                             ---------           --------------
                  Charles L. Douglas          503,595                  400
                  Dexter R.  Floyd            503,595                  400
                  J. Edwin Howard             503,595                  400
                  John J. Howard              503,595                  400

         The following persons were elected to serve as directors for a three-year term until the next annual meeting:


                                                     Votes For              Votes Withheld
                                                     ---------              --------------
                  J. Stephen Hurst                    503,595                    400
                  Charles A. Machemehl, III           503,595                    400
                  J. Paul Maggard                     503,595                    400
                  Monty G. Watson                     503,595                    400

                  ITEM 5.  OTHER INFORMATION

                  None

                  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           None

                  (b)      Report on Form 8-K

                           There were no reports on Form 8-K filed during the quarter ended June 30, 2001.


                                   SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  THE PB FINANCIAL SERVICES CORPORATION


August 13, 2001                              /s/ KELLY J. JOHNSON
                                             ----------------------------------
                                             Kelly J. Johnson
                                             (PRINCIPAL FINANCIAL OFFICER)