Form 10QSB
period 2001-09-30
P B FINANCIAL SERVICES CORP
filed 2001-11-14
CIK 1086173

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                               -------------------

For quarter ended September 30, 2001        Commission File Number ____________
                  ------------------

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

      COMMON STOCK, $5.00 PAR VALUE, 913,586 SHARES AS OF NOVEMBER 14, 2001

                                      INDEX

Part I.  Financial Information                                                          Page
           Consolidated Balance Sheets
              September 30, 2001 (unaudited) and December 31, 2000                      3

           Consolidated Statements of Operations
              Three months Ended September 30, 2001 and 2000
               (Unaudited)                                                              4

           Consolidated Statements of Operations
              Nine months Ended September 30, 2001 and 2000
               (Unaudited)                                                              5

           Consolidated Statements of Comprehensive Income
             Nine months Ended September 30, 2001 and 2000
             (Unaudited)                                                                6

           Consolidated Statements of Cash Flow
              Nine months Ended September 30, 2001 and 2000
              (Unaudited)                                                               7

           Notes to Consolidated Financial Statements                                   8-9

           Management's Discussion and Analysis of
              Financial Condition and Results of Operations                             10-12

Part II.  Other Information

         Item 1. Legal Proceedings                                                      13
         Item 2. Changes in Securities and Use of Proceeds                              13
         Item 3. Defaults Upon Senior Securities                                        13
         Item 4. Submission of Matters to a Vote of Security Holders                    13
         Item 5. Other Information                                                      13
         Item 6. Exhibits and Reports on Form 8-K                                       13

         Signature                                                                      14

ITEM 1.  FINANCIAL STATEMENTS

                      THE PB FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEET
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                                                                       September 30,            December 31,
                                                                                            2001                    2000
                                                                                       --------------          --------------
                                                                                        (unaudited)
ASSETS
    Cash and due from banks                                                            $    5,042,322          $    1,878,660
    Federal funds sold                                                                      6,386,000               1,210,000
    Investment securities available for sale, at market value                              13,146,563              12,397,724
    Other investments                                                                         120,100                 120,100
    Loans, net                                                                             85,058,247              72,903,262
    Property and equipment, net                                                             4,051,379               3,634,545
    Other assets                                                                            2,477,674               1,184,570
                                                                                       --------------          --------------
TOTAL ASSETS                                                                           $  116,282,285          $   93,328,861
                                                                                       ==============          ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
        Deposits
              Noninterest-bearing demand                                               $    9,911,548          $    5,842,902
              Interest-bearing demand and money market                                     32,903,616              24,983,868
              Savings                                                                         354,569                 347,985
              Time deposits of $100,000 or more                                            32,303,366              31,781,626
              Other time deposits                                                          26,798,038              19,869,391
                                                                                       --------------          --------------
                       Total deposits                                                     102,271,137              82,825,772

        Repurchase agreements                                                               3,428,446               2,281,365
        Borrowings                                                                            650,000                  81,715
        Other liabilities                                                                     593,402                 523,151
                                                                                       --------------          --------------
              Total liabilities                                                           106,942,985              85,712,003

Stockholders' equity:
       Common stock, $5.00 par value,
         10,000,000 shares authorized, 858,853 and
          775,375 shares issued and outstanding                                             4,294,265               3,876,875
       Surplus                                                                              4,580,530               3,861,784
       Accumulated earnings (deficit)                                                         164,795                (157,218)
       Accumulated other comprehensive income                                                 299,710                  35,417
                                                                                       --------------          --------------
              Total stockholders' equity                                                    9,339,300               7,616,858
                                                                                       --------------          --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $  116,282,285          $   93,328,861
                                                                                       ==============          ==============

** See accompanying notes to consolidated financial statements

                      THE PB FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                      Three Months           Three Months
                                                                                          Ended                  Ended
                                                                                    September 30, 2001     September 30, 2000
                                                                                    ------------------     ------------------
INTEREST INCOME
    Interest and fees on loans                                                         $  1,800,826           $  1,570,142
    Interest on investment securities                                                       203,659                182,917
    Interest on federal funds sold                                                           23,644                 84,722
                                                                                       ------------           ------------
              Total interest income                                                       2,028,129              1,837,781

INTEREST EXPENSE
    Interest-bearing demand and money market                                                203,720                315,718
    Savings                                                                                   1,070                  1,513
    Time deposits of $100,000 or more                                                       467,013                473,602
    Other time deposits                                                                     386,111                189,627
    Repurchase agreements                                                                    30,948                 46,325
    Other borrowings                                                                         11,571                 22,810
                                                                                       ------------           ------------
              Total interest expense                                                      1,100,433              1,049,595

              Net interest income                                                           927,696                788,186

PROVISION FOR LOAN LOSSES                                                                    57,085                 96,189
                                                                                       ------------           ------------

              Net interest income after provision for loan losses                           870,611                691,997

OTHER OPERATING INCOME
    Service charges on deposit accounts                                                      60,759                 43,475
    Loss on sale of investments                                                              (7,588)
    Mortgage referral commissions                                                           132,259                 59,944
    Other income                                                                             38,379                  3,953
                                                                                       ------------           ------------
              Total other income                                                            231,397                 99,784

OTHER OPERATING EXPENSE
    Salaries and benefits                                                                   586,633                341,106
    Occupancy and FF&E Expense                                                              123,525                 98,078
    Other expense                                                                           295,783                152,540
                                                                                       ------------           ------------
              Total other operating expense                                               1,005,941                591,724

EARNINGS BEFORE INCOME TAXES                                                                 96,067                200,057

INCOME TAXES                                                                                 39,590               (198,008)

                                                                                       ------------           ------------
NET EARNINGS                                                                           $     56,477           $    398,065
                                                                                       ============           ============

BASIC EARNINGS PER COMMON SHARE                                                        $       0.07           $       0.51
DILUTED EARNINGS PER COMMON SHARE                                                      $       0.07           $       0.51

** See accompanying notes to consolidated financial statements

                      THE PB FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                       Nine Months           Nine Months
                                                                                          Ended                  Ended
                                                                                    September 30, 2001     September 30, 2000
                                                                                    ------------------     ------------------
INTEREST INCOME
    Interest and fees on loans                                                         $  5,383,927           $  3,979,170
    Interest on investment securities                                                       612,387                465,720
    Interest on federal funds sold                                                          108,506                275,778
                                                                                       ------------           ------------
              Total interest income                                                       6,104,820              4,720,668

INTEREST EXPENSE
    Interest-bearing demand and money market                                                710,096                773,382
    Savings                                                                                   4,631                  3,691
    Time deposits of $100,000 or more                                                     1,471,326              1,242,481
    Other time deposits                                                                   1,123,973                464,449
    Repurchase agreements                                                                   107,815                129,771
    Other borrowings                                                                         20,865                 26,149
                                                                                       ------------           ------------
              Total interest expense                                                      3,438,706              2,639,923

              Net interest income                                                         2,666,114              2,080,745

PROVISION FOR LOAN LOSSES                                                                   125,655                224,983
                                                                                       ------------           ------------

              Net interest income after provision for loan losses                         2,540,459              1,855,762

OTHER OPERATING INCOME
    Service charges on deposit accounts                                                     130,213                 87,916
    Loss on sale of investments                                                              (2,500)                (7,588)
    Mortgage referral commissions                                                           407,670                183,293
    Other income                                                                             81,376                 63,712
                                                                                       ------------           ------------
              Total other income                                                            616,759                327,333

OTHER OPERATING EXPENSE
    Salaries and benefits                                                                 1,562,956                858,902
    Occupancy and FF&E Expense                                                              316,555                268,223
    Other expense                                                                           753,384                440,671
                                                                                       ------------           ------------
              Total other operating expense                                               2,632,895              1,567,796

EARNINGS BEFORE INCOME TAXES                                                                524,323                615,299

INCOME TAXES                                                                                202,309               (198,008)

                                                                                       ------------           ------------
NET EARNINGS                                                                           $    322,014           $    813,307
                                                                                       ============           ============

BASIC EARNINGS PER COMMON SHARE                                                        $       0.41           $       1.05
DILUTED EARNINGS PER COMMON SHARE                                                      $       0.40           $       1.05

** See accompanying notes to consolidated financial statements

                      THE PB FINANCIAL SERVICES CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                    Nine Months Ended       Nine Months Ended
                                                                                   September 30, 2001      September 30, 2000
                                                                                   ------------------      ------------------
Net earnings                                                                           $  322,014              $  813,307

Other comprehensive income, net of tax:
    Unrealized gain (loss) on securities available for sale                               397,944                 111,414
    Income tax effect on gain (loss)                                                      135,301                  37,881
                                                                                       ----------              ----------

Unrealized gain (loss) arising during the period, net of tax:                             262,643                  73,533

Reclassification adjustment for loss included in net earnings                               2,500                   7,588
    Income tax effect of reclassification adjustments                                         850                   2,580
                                                                                       ----------              ----------

Reclassification adjustment for loss included in net
   earnings, net of tax                                                                     1,650                   5,008

Other comprehensive income                                                                264,293                  78,541

Comprehensive income                                                                   $  586,307              $  891,848
                                                                                       ==========              ==========

** See accompanying notes to consolidated financial statements

                      THE PB FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                            2001                    2000
                                                                                       --------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                                         $      322,014          $      813,307
  Adjustments to reconcile net earnings to net cash provided by operating activities:
                      Depreciation of premises and equipment                                  215,357                 180,619
                      Amortization of investment security available for sale                  (11,384)                     --
                      Provision for loan losses                                               125,655                 224,983
                      Loss on sale of investment security available for sale                    2,500                   7,588
                      Increase in net deferred loan fees                                       15,703                  63,228
                      Increase in other assets                                               (152,256)               (394,057)
                      Increase in other liabilities                                            70,251                 265,380
                                                                                       --------------          --------------
  Net cash provided by operating activities                                                   587,840               1,161,048
                                                                                       --------------          --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of cash surrender value life insurance                                          (1,277,000)                     --
  Purchases of investment securities available for sale                                    (4,189,867)             (5,698,955)
  Principal repayments of investment securities available for sale                          3,352,856                 355,644
  Sale of investment securities available for sale                                            497,500                 992,266
  Loans originated, net of principal repayments                                           (12,296,343)            (22,645,740)
  Acquisition of premises and equipment                                                      (632,191)                (44,512)
                                                                                       --------------          --------------
Net cash used by investing activities                                                     (14,545,045)            (27,041,297)
                                                                                       --------------          --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in borrowings                                                                      568,285                   5,103
  Increase in repurchase agreements                                                         1,147,081               1,533,679
  Net increase in demand, money market and savings
      deposits                                                                             11,994,978               6,468,261
  Time deposits accepted, net of repayments                                                 7,450,387              16,492,241
  Proceeds from issuance of Common Stock                                                    1,136,136                      --
                                                                                       --------------          --------------
Net cash provided by financing activities                                                  22,296,867              24,499,284
                                                                                       --------------          --------------

Net increase (decrease) in cash and cash equivalents                                        8,339,662              (1,380,965)
Cash and cash equivalents at beginning of period                                            3,088,660              11,819,849
                                                                                       --------------          --------------
Cash and cash equivalents at end of period                                             $   11,428,322          $   10,438,884
                                                                                       ==============          ==============

Supplemental Disclosures of cashflow information:

   Cash paid during the year for:
      Interest                                                                         $    3,445,593          $    2,455,111
      Income Taxes                                                                            296,000                 134,000

   Noncash investing and financing activities:
      Change in accumulated other comprehensive income, net of tax                     $      264,293          $       78,541

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

Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes included in the Bank's annual report included on Form 10-KSB for the year ended December 31, 2000.

Reclassifications of certain previous amounts have been made to conform with the financial statements presentation for September 30, 2001. The reclassifications have no effect on net earnings or shareholders' equity previously reported.

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

The Bank's main office is located in Duluth, Georgia in North Fulton County. During the first quarter of 2001 the Bank opened a branch in Buford, Georgia in Gwinnett County. In July 2001 the Bank opened a branch in Dunwoody, Georgia in Dekalb County. This branch is operating under the trade name of "The Peachtree Bank of Dunwoody - A Division of The Peachtree Bank." In addition, in July 2001, the Bank was granted Trust Powers by the Georgia Department of Banking and Finance and the FDIC. The Trust and Financial Services Division of the Bank is expected to begin operations during the fourth quarter of 2001.

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

Major classifications of loans are as follows:

                                                        September 30,      Percent of        December 31,      Percent of
                                                             2001            Total              2000              Total
                                                                                           (In Thousands)
Commercial                                                $ 19,112           22.17%           $ 11,111           15.03%
Real estate-construction                                    20,288           23.54%             23,462           31.75%
Real estate-commercial and residential                      38,001           44.09%             31,465           42.58%
Installment loans to individuals                             5,799            6.73%              5,338            7.22%
Real estate-home equity                                      2,999            3.47%              2,527            3.42%
                                                          --------         -------            --------        --------
Total loans                                                 86,199          100.00%             73,903          100.00%
Less:  Allowance for loan losses                               867                                 742
       Net deferred loan fees                                  274                                 258
                                                          --------                            --------
Loans, net                                                $ 85,058                            $ 72,903
                                                          ========                            ========

For the nine-month period ended September 30, 2001, there were no loan charge-offs, and there were no nonperforming loans. Past due loans were considered to be insignificant at September 30, 2001 and December 31, 2000.

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. For the three and nine months ended September 30, 2000 the inclusion of any potential common shares related to stock options would have had an antidilutive effect and accordingly, are not included in the calculation of the Company's earnings per share.

For the three and nine months ended September 30, 2001; basic earnings per share are based on the weighted average number of common shares outstanding of 778,097 and 776,292, respectively. For the three and nine months ended September 30, 2001, diluted earnings per share are based on the weighted average number of common shares and potential common shares outstanding of 815,361 and 813,557, respectively.

NOTE 5 - SHAREHOLDERS' EQUITY

During September 2001 the Company issued 83,478 shares of common stock at a price of $13.61 per share. An additional 54,733 shares were issued during the period of October 1, 2001 through November 14, 2001. The proceeds of this offering were used to increase Bank's regulatory capital ratios and for general corporate purposes.

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

FINANCIAL CONDITION

At September 30, 2001, the Company's total assets increased $23.0 million or 24.6% to $116.3 million from $93.3 million at December 31, 2000. Net loans, the primary category of assets, grew from $72.9 million to $85.1 million, an increase of $12.2 million, while investment securities available for sale increased $749,000 to $13.1 million during the nine months ended September 30, 2001. Deposits increased $19.4 million to $102.3 million during 2001. The ratio of loans to deposits was 84% at September 30, 2001.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Net income for the quarter ended September 30, 2001 was $56,477 compared to $398,065 for the same period one year ago. Net interest income for the three months ended September 30, 2001 was $927,696 compared to $788,186 for the same period in 2000, with the increase attributed to a greater volume of interest earning assets that earn a higher interest rate than the rate paid on interest bearing liabilities.

The decline in net income can be attributed to the $ 414,000 or 70% increase in Other Operating Expense as well as a substantial increase in income taxes. The increase in Other Operating Expenses is due to a $246,000 or 72% increase in salary expense and a $143,000 increase in other expenses. The increase is salary expense is due to the addition of full time equivalent employees. As of September 30, 2001 the Company had 33 full time equivalent employees compared to 19 at September 30, 2000. Three of these employees are working at the new Sugar Hill branch which opened January 2001 and six of these employees are working at the new Dunwoody branch which opened on July 2001. The increase in other expense is primarily due to an increase in the operating expenses due to additional locations.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

The Company reported net income for the nine months ended September 30, 2001 of $322,014 compared to $813,307 for the same period one year ago. As of September 30, 2001, the company recognized income tax expense of $202,309 compared to an income tax benefit of $198,008 in 2000 due to the carryfoward of the net loss. Net interest income for the nine months ended September 30, 2001 was $2,666,114 compared to $2,080,745 for the same period in 2000, with the increase attributed to a greater volume of interest earning assets that earn a higher interest rate than the rate paid on interest bearing liabilities.

The provision for loan losses for the nine months ended September 30, 2001 was $125,655 compared to $224,983 for 2000. The provision for loan losses reflects management's estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately 1.01% and 1.00% of total loans outstanding at September 30, 2001 and September 30, 2000. Management believes that the current allowance of $867,284 is adequate based upon the Bank's loan portfolio and current economic conditions.

Non-interest income for the nine months ended September 30, 2001 was $616,759, compared to $327,333 for the same period one year ago. Non-interest income consists primarily of mortgage referral fees and service charges on deposit accounts. The increase in non-interest income is primarily due to mortgage referral fees, which were $407,670 for the first nine months of 2001, compared to $183,293 for the same period in 2000. This increase was largely due to the number of mortgage loan originations as a result of interest rate reductions increasing new home purchases and refinancing. Service charges on deposit accounts increased from $87,916 at September 30, 2000 to $130,213 at September 30, 2001. This is largely due to the 49% increase in the number of demand deposit accounts and the 39% increase in the number of savings accounts since September of 2000. In addition, approximately $34,000 in fees have been collected related to letters of credit. Other income increased to $81,376 from $63,172 primarily due to approximately $15,000 in Cash Value Life Insurance income and an increase of approximately $14,000 in mortgage loan fees.

Non-interest expense was $2,632,895 as of September 30, 2001, compared to $1,567,796 for the same period one year ago. The largest component of non-interest expense is salaries and benefits which increased to $1,562,956 for the nine month period ended September 30, 2001 compared to $858,902 for the same period in the prior year. Since September 30, 2000 the bank has added 14 full time equivalent employees. The majority of these employees were hired to work at the new branch locations. The increase in non-interest income is a direct result of the growth the bank has experienced and building an infrastructure to support this growth.

The Company reported net income before taxes of $524,323 for the nine months ended September 30, 2001 compared to $615,299 for the period ended September 30, 2000. The Company recognized an income tax benefit of $198,008 in 2000 due to the utilization of the net operating loss carryforward and has recorded a provision for income taxes of $202,309 for the nine month period ended September 30, 2001.

                                CAPITAL RESOURCES

At September 30, 2001, the capital ratios of the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4% and total capital to risk-weighted assets of 8%. The following table presents the Bank's and Company's compliance with regulatory capital requirements at September 30, 2001.

                                              The Peachtree Bank             Consolidated
Leverage capital ratio:                               9.18%                      8.84%

Risk-based capital ratios:
         Tier 1 capital                               9.36%                      9.01%

         Total capital                               10.22%                      9.87%

PART II OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

         None

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

From September 28, 2001, to the date of this filing, the Company has sold 138,211 shares of Common Stock, $5 par value, to its directors and limited family members of the directors through a private placement. The price of the stock was $13.61 per share for an aggregate total of $1,881,052. No discounts or commissions were paid in connection with the sale of the shares. The sale of these shares of common stock qualified for the exemption from registration under Rule 506 of the Securities Act of 1933. The date these shares were sold are indicated below:

Date Sold                                                    # of Shares Sold               Aggregate Total

September 28, 2001                                                 83,478                     $ 1,136,136
October 1, 2001                                                     1,465                          19,939
October 2, 2001                                                     7,347                          99,993
October 4, 2001                                                     6,888                          93,746
October 9, 2001                                                    20,665                         281,251
October 15, 2001                                                   11,021                         149,996
October 26, 2001                                                    7,347                          99,993
                                                                  138,211                     $ 1,881,052

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

         ITEM 5. OTHER INFORMATION

         None

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None

         (b)      Report on Form 8-K

                  There were no reports on Form 8-K filed during the quarter ended September 30, 2001.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      THE PB FINANCIAL SERVICES CORPORATION



                  November 14, 2001          /s/ KELLY J. JOHNSON
                                             -----------------------------
                                             Kelly J. Johnson
                                             (PRINCIPAL FINANCIAL OFFICER)