Form 10KSB
period 2001-12-31
P B FINANCIAL SERVICES CORP
filed 2002-03-29
CIK 1086173

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

FORM 10-KSB
(Mark One)

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                             -----------------

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _____________to _____________

                       Commission File Number ____________

                     THE PB FINANCIAL SERVICES CORPORATION
                 (Name of small business issuer in its charter)

                       GEORGIA                             58-2466560
                       -------                             ----------
           (State or other jurisdiction of              (I.R.S. Employer
           incorporation or organization)            Identification Number)

9570 Medlock Bridge Road, Duluth, Georgia                30097
----------------------------------------              ----------
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

State issuer's revenues for its most recent fiscal year.  $9,089,189

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
$12,814,849

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. 941,576 as of March 19, 2002


Transitional Small Business Disclosure format (check one):   Yes [ ]   No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2001, are incorporated by reference into Part II. Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held April 16, 2002, are incorporated by reference into Part III.

                                TABLE OF CONTENTS

                                                                     PAGE

PART I

  ITEM 1.   DESCRIPTION OF BUSINESS                                      4

  ITEM 2.   DESCRIPTION OF PROPERTY                                     31

  ITEM 3.   LEGAL PROCEEDINGS                                           32

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         32

PART II

  ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY                    32-33
            AND RELATED STOCKHOLDER MATTERS

  ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF                     34
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  ITEM 7.   FINANCIAL STATEMENTS                                        40

  ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS               41
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

  ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND               41
            CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
            OF THE EXCHANGE ACT

  ITEM 10.  EXECUTIVE COMPENSATION                                      41

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS             41

  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              41

  ITEM 13.  EXHIBITS, LISTS, AND REPORTS ON FORM 8-K                    42

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                                   THE COMPANY

In July 1999, The PB Financial Services Corporation (the "Company") became the holding company for The Peachtree Bank (the "Bank") upon regulatory and shareholder approvals. The Company is the sole shareholder of The Peachtree Bank. The holding company structure provides flexibility for expansion of the Company's banking business through the possible acquisition of other financial institutions and the ability to provide additional banking-related services that a traditional commercial bank can not provide under present laws. In addition, the holding company structure makes it easier to raise capital for the Bank. For example, banking regulations require the Bank to maintain a minimum ratio of capital to assets. In the event that the Bank's growth prevents it from maintaining this minimum ratio, the Company may borrow funds, subject to capital adequacy guidelines of the Federal Reserve, and contribute them to the capital of the Bank and otherwise raise capital in a manner unavailable to the Bank under the existing banking regulations.

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

                                    THE BANK

GENERAL

In January 1998, the Georgia Department of Banking and Finance and the FDIC granted final approval to the organizers of The Peachtree Bank to organize the Bank as a state-chartered commercial bank and for FDIC insurance of the Bank's deposits. The Bank began its banking operations on October 5, 1998.

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

MARKET AREA AND COMPETITION

The Bank competes with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in the Bank's market area. Currently, there are 40 financial institutions with branch locations or main offices in the Bank's primary market area of northeast Fulton County, western Gwinnett County, and northern Dekalb County, Georgia. Several of the financial institutions located in the Bank's market area are large regional banks, such as Wachovia, SunTrust, SouthTrust, First Union and Bank of America. The larger regional banks' presence in the area is through branch offices, however, with many of the customer service functions, as well as authority for loan approval, being located outside of the Bank's primary market area. The Bank competes with the larger regional banks as well as other financial institutions in its market area by emphasizing its local management and ownership and by focusing on personal service to its customers and strong community involvement.

DEPOSITS

The bank offers a wide range of commercial and consumer deposit accounts, including checking accounts, money market accounts, a variety of certificates of deposit, and IRA accounts. The Bank attracts deposits with an aggressive marketing plan, a broad product line, and competitive products and services. The Bank pays competitive interest rates on money market accounts and certificates of deposit and has implemented a service charge fee schedule competitive with other financial institutions in the Bank's market area. The primary sources of deposits are northeast Fulton County, Georgia, western Gwinnett

County, Georgia and northern Dekalb County, Georgia residents and businesses and their employees.

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

LOAN CATEGORIES. The Bank makes commercial real estate loans, construction and development loans, residential real estate and consumer loans in and around its primary market area. The Bank also makes commercial loans where the Bank takes a security interest in real estate out of an abundance of caution, but not as the principal collateral for the loan.

COMMERCIAL REAL ESTATE LOANS. Commercial real estate loan terms are generally limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates generally will not be fixed for a period exceeding 60 months. The Bank generally charges an origination fee on this type of loan. Credit risk on commercial real estate loans is managed by: 1) emphasizing loans on owner-occupied office and retail buildings; 2) limiting the ratio of the principal amount of the loan to the value of the collateral, as established by an independent appraisal, to generally no more than 80%, and 3) requiring that the net projected cash flow available for debt service comfortably exceeds the debt service requirement.

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

CONSTRUCTION AND DEVELOPMENT LOANS. Construction and development loans are made both on a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, the loan is considered to be made on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be made on a speculative basis. Construction and development loans made on a pre-sold basis are generally made with a term of nine months and interest is paid monthly. Typically the ratio of the principal amount of the loan to the discounted cash flow value of the collateral, as established by independent appraisal, generally does not exceed 75%. Speculative loans are based on the borrower's financial strength and cash flow position. The ratio of the principal amount of the loan to the discounted cash flow value of the collateral generally does not exceed 75% on speculative loans. Speculative loans, as of December 31, 2001, were 82.9% of total construction loans. Loan proceeds are disbursed as the project is completed and only after the project has been inspected by an experienced construction lender or board approved appraiser. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

COMMERCIAL LOANS. The Bank makes commercial loans to small-and medium-sized businesses and professional concerns. The terms of these loans vary by their purpose and underlying collateral. The Bank typically makes equipment loans for a term of seven years or less at fixed or variable rates, with the loan being fully amortized over the term. Equipment loans are generally secured by the equipment, and normally the ratio of the loan amount to the value of the financed equipment (or other collateral) is 75% or less. Loans to support working capital typically have terms of one year or less and usually are secured by accounts receivable, inventory and/or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, the principal is typically repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is typically due at maturity. The quality of the commercial borrower's management, its ability to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services, and its ability to respond effectively to such changes are significant factors in a commercial borrower's continued creditworthiness.

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

INVESTMENTS

At December 31, 2001, investment securities comprised approximately 9.7% of the Bank's assets, with net loans comprising approximately 75.9% of assets. The Bank invests primarily in obligations of the United States, Corporate Bonds, State and County municipals and Federal Home Loan Bank Stock. The Bank also engages in Federal funds transactions with its principal correspondent banks and acts as a net seller of such funds. The sale of Federal funds amounts to a short-term loan from the Bank to another bank.

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

EMPLOYEES

At December 31, 2001, the Company employed 32 full time employees and 6 part-time employees through its subsidiary, the Bank. The Company considers its relationship with its employees to be excellent.

SELECTED STATISTICAL INFORMATION

The following statistical information is provided for The PB Financial Services Corporation for the years ended December 31, 2001 and 2000. The data is presented using daily average balances. This data should be read in conjunction with the financial statements appearing elsewhere in this Annual Report.

AVERAGE BALANCE SHEETS AND NET INTEREST ANALYSIS

The tables below show the year-end average balances for each category of interest earning assets and interest-bearing liabilities for the years ended December 31, 2001 and 2000, and the average rate of interest earned or paid thereon.

                                December 31, 2001
                             (Dollars in Thousands)
                    ----------------------------------------

                                                           Average                                 Yield/
                                                           Balance            Interest             Rate
                                                          ---------           --------             ------
AVERAGE ASSETS
Interest-earning assets:
  Taxable investment securities(1)                        $  10,981            $  731               6.66%
  Tax exempt investment securities (1)(2)                     1,631                92               5.64%
  Interest bearing deposits with banks                           46                 1               2.17%
  Federal funds sold                                          3,776               141               3.73%
  Net Loans (including loan fees) (3)                        81,963             7,166               8.74%
                                                          ---------            ------             ------
              Total interest-earning assets                  98,397             8,131               8.26%
                                                                               ------             ------

Allowance for Loan Losses                                      (806)
Cash and due from banks                                       2,992
Other assets                                                  5,966
                                                          ---------
              Total average assets                        $ 106,549
                                                          =========

AVERAGE LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand                               $  26,848            $  822               3.06%
    Savings                                                     348                 5               1.44%
    Time, $100,000 or more                                   33,282             1,903               5.72%
    Other Time                                               24,488             1,442               5.89%
    Repurchase agreements                                     3,444               127               3.69%
    Fed Funds Purchased                                          81                 3               3.70%
    Note Payable                                                459                23               5.01%
                                                          ---------            ------             ------
              Total interest-bearing liabilities             88,950             4,325               4.86%
                                                                               ------             ------

Noninterest-bearing deposits                                  8,427
Other liabilities                                               659
                                                          ---------
              Total average liabilities                       9,086

Stockholders' equity                                          8,513
                                                          ---------
              Total average liabilities and
                stockholders' equity                      $ 106,549
                                                          =========

Excess of interest-bearing assets over
  interest-bearing liabilities                            $   9,731
                                                          ---------
Ratio of interest-earning assets to
  interest-bearing liabilities                               110.94%
                                                          =========
Net interest income                                                            $3,806
                                                                               ======
Net interest spread                                                                                 3.40%
                                                                                                 ======
Net yield on average interest-earning assets                                                        3.87%
                                                                                                 ======

(1) Average balance has been calculated based on amortized costs of investment securities and the yield does not give effect to changes in fair value reflected as a component of shareholders equity.

(2) Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using an income tax rate of 38%. The taxable equivalent amounts included in the above table aggregated approximately $67,000 in 2001.

(3) All loans are accruing interest. Interest earned on net loans includes $640,838 in loan fees.

                                December 31, 2000
                             (Dollars in Thousands)
                     ---------------------------------------

                                                                   Average                                    Yield/
                                                                   Balance               Interest              Rate
                                                                   -------               --------              ----
AVERAGE ASSETS
Interest-earning assets:
  Taxable Investment securities (1)                                 $ 10,273               $  653              6.36%
  Federal funds sold                                                   5,803                  364              6.27%
  Net Loans (including loan fees) (2)                                 56,318                5,746             10.20%
                                                                    --------                -----             ------
              Total interest-earning assets                           72,394                6,763              9.34%
                                                                                           -------            -------

Allowance for Loan Losses                                               (535)
Cash and due from banks                                                1,608
Other assets                                                           4,331
                                                                    --------
              Total average assets                                  $ 77,798
                                                                    ========

AVERAGE LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand                                         $ 21,694               $1,093              5.04%
    Savings                                                              254                    6              2.36%
    Time, $100,000 or more                                            27,697                1,758              6.35%
    Other Time                                                        12,214                  797              6.53%
    Repurchase agreements                                              2,952                  166              5.62%
    Fed Funds Purchased                                                  301                   21              6.98%
    Note Payable                                                          76                    7              9.21%
                                                                    --------               ------             ------
              Total interest-bearing liabilities                      65,188                3,848              5.90%
                                                                                           -------            -------

Noninterest-bearing deposits                                           5,197
Other liabilities                                                        402
                                                                     -------
              Total average liabilities                               70,787

Stockholders' equity                                                   7,011
                                                                     -------
              Total average liabilities and
                stockholders' equity                                $ 77,798
                                                                    ========

Excess of interest-bearing assets over
  interest-bearing liabilities                                       $ 7,050
                                                                     -------
Ratio of interest-earning assets to
  interest-bearing liabilities                                        110.81%
                                                                     =======
Net interest income                                                                        $2,915
                                                                                           ======
Net interest spread                                                                                            3.44%
                                                                                                             ========
Net yield on average interest-earning assets                                                                   4.03%
                                                                                                             ========

(1) Average balance has been calculated based on amortized costs of investment securities and the yield does not give effect to changes in fair value reflected as a component of shareholders equity.

(2) All loans are accruing interest. Interest earned on net loans includes $469,145 in loan fees.

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



                                           YEAR ENDED DECEMBER 31, 2001
                                    COMPARED WITH YEAR ENDED DECEMBER 31, 2000
                               ----------------------------------------------------

                                                                                             CHANGES DUE TO
                                                     TOTAL INCREASE                ------------------------------------
                                                       (DECREASE)                    RATE                       VOLUME
                                                   -------------------             ---------                  ---------
                                                                      (DOLLARS IN THOUSANDS)
                                                   ---------------------------------------------------------------------
Income from interest-earning assets:
  Taxable investment securities                         $    78                     $    32                     $    46
  Tax exempt investment securities (1)                       92                          --                          92
  Deposits at other banks                                     1                          --                           1
  Federal funds sold                                       (223)                       (120)                       (103)
  Loans and fees on loans                                 1,420                        (910)                      2,330
                                                        -------                     -------                     -------
              Total interest income                       1,368                        (998)                      2,366

Expense from interest-bearing liabilities:
  Demand and money market                                  (271)                       (492)                        221
  Savings                                                    (1)                         (3)                          2
  Time, $100,000 or more                                    145                        (106)                        251
  Other Time                                                645                         (85)                        730
  Repurchase agreements                                     (39)                        (64)                         25
  Notes Payable                                              16                          (5)                         21
  Federal funds purchased                                   (18)                         (7)                        (11)
                                                        -------                     -------                     -------
              Total interest expense                        477                        (762)                      1,239

              Net interest income                       $   891                     $  (236)                    $ 1,127
                                                        =======                     =======                     =======

(1) Interest income on tax-exempt securities is presented on a taxable-equivalent basis, using an income tax rate of 38%.


                                             YEAR ENDED DECEMBER 31, 2000
                                   COMPARED WITH YEAR ENDED DECEMBER 31, 1999
                          ------------------------------------------------------------

                                                                                   CHANGES DUE TO
                                                     TOTAL INCREASE             --------------------------
                                                       (DECREASE)               RATE                VOLUME
                                                   -------------------         -------             --------
                                                                      (DOLLARS IN THOUSANDS)
                                                   ----------------------------------------------------------

Income from interest-earning assets:
  Investment securities                                  $   420                $  28                $   392
  Deposits at other banks                                     (4)                  --                     (4)
  Federal funds sold                                          95                   76                     19
  Loans and fees on loans                                  3,239                   85                  3,154
                                                         -------                -----                -------
              Total interest income                        3,750                  189                  3,561

Expense from interest-bearing liabilities:
  Demand and money market                                    454                   96                    358
  Savings                                                      3                   --                      3
  Time, $100,000 or more                                   1,258                   92                  1,166
  Other Time                                                 482                   76                    406
  Repurchase agreements                                      162                   --                    162
  Federal funds purchased                                     21                   --                     21
  Notes payable                                                7                   --                      7
                                                         -------                -----                -------
              Total interest expense                       2,387                  264                  2,123

              Net interest income                        $ 1,363                $ (75)               $ 1,438
                                                         =======                =====                =======


ASSET/LIABILITY MANAGEMENT

The following table sets forth the distribution of the repricing of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 2001, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the difference to total interest earning assets. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Bank's customers. In addition, various assets and liabilities indicted as repricing within the same period may in fact reprice at different times within such period and at different rates.

INTEREST RATE GAP SENSITIVITY

                                          At December 31, 2001
                                         (Dollars in Thousands)

                                                 Three           Four to           One to             Over
                                                Months            Twelve            Five              Five
                                                or Less           Months            Years             Years          Total
                                               ------------------------------------------------------------------------------
Interest-earning assets:
  Federal funds sold                             $ 6,892         $     --          $     --          $    --         $  6,892
  Investment securities (1)                           --               --                --           12,175         $ 12,175
  Loans                                           59,744           12,007            26,008              291         $ 98,050
                                               ------------------------------------------------------------------------------
    Total interest-earning assets                $66,636         $ 12,007          $ 26,008          $12,466         $117,117
                                               ==============================================================================

Interest-bearing liabilities
  Deposits
    Interest-bearing demand and Savings          $31,043         $     --          $     --          $    --         $ 31,043
    Time, $100,000 or more                        16,785           20,178             4,304               --           41,267
    Other Time                                     5,504           16,613             4,017               --           26,134
  Repurchase Agreements                            3,366               --                --               --            3,366
  Other Borrowings                                   280            3,700                --               --            3,980
                                               ------------------------------------------------------------------------------
    Total interest-bearing
      liabilities                                $56,978         $ 40,491          $  8,321          $    --         $105,790
                                               ==============================================================================

Interest rate sensitivity gap
  per period                                     $ 9,658         $(28,484)         $ 17,687          $12,466         $ 11,327
                                               ==============================================================================

Interest rate sensitivity gap ratio               116.95%           29.65%           312.56%            0.00%          110.71%
                                               ==============================================================================

Cumulative interest rate sensitivity gap         $ 9,658         $(18,826)         $ (1,139)         $11,327
                                               =============================================================

Cumulative difference to
   total interest earning assets                    8.25%          -16.07%           -0.97%             9.67%
                                                =============================================================

 (1) The above schedule excludes stock in Federal Home Loan Bank of $185,000, which has no contractual maturity.

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

The Company actively manages the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on the Company due to the rate variability and short-term maturities of its earning assets. In particular, approximately 57.1% of the loan portfolio is comprised of loans that are variable rate terms or short-term obligations.

INVESTMENT PORTFOLIO

TYPES OF INVESTMENTS

The amortized cost and estimated market value of securities available for sale are as follows:

                                      Amortized            Unrealized        Unrealized            Market
                                         Cost                Gains             Losses              Value
                                      -----------          --------          -----------          -----------
December 31, 2001:
  U.S. Government agencies            $ 2,992,034          $ 44,656          $    40,184          $ 2,996,506
  Municipal securities                  3,296,535             1,762               78,230          $ 3,220,067
  Mortgage-backed securities            3,675,164           121,774                   --          $ 3,796,938
  Corporate Bonds                       2,028,511           132,888                   --          $ 2,161,399
                                      -----------          --------          -----------          -----------
                                      $11,992,244          $301,080          $   118,414          $12,174,910
                                      ===========          ========          ===========          ===========

                                      Amortized            Unrealized        Unrealized            Market
                                         Cost                Gains             Losses              Value
                                      -----------          --------          -----------          -----------

December 31, 2000:
  U.S. Government agencies            $ 5,474,076          $ 40,216          $    19,582          $ 5,494,710
  Mortgage-backed securities            3,828,051            13,084                7,424          $ 3,833,711
  Corporate Bonds                       3,041,934            27,369                   --          $ 3,069,303
                                      -----------          --------          -----------          -----------
                                      $12,344,061          $ 80,669          $    27,006          $12,397,723
                                      ===========          ========          ===========          ===========


Other investments include equity securities with no readily determinable fair value. These investments are carried at cost.

The Company does not have investments to one issuer totaling more than 10% of equity.

MATURITIES OF INVESTMENTS

The carrying amounts of investment securities in each category as of December 31, 2001 is shown in the following table according to maturity:

                           U.S        WTD                  WTD     Mortgage     WTD                  WTD                   WTD
                           Govt       Avg     Municipal    Avg      Backed      Avg     Corporate    Avg                   Avg
                         Agencies    Yield   Securities   Yield   Securities   Yield      Bonds     Yield      Total      Yield
                          ------     ----      ------     ----      ------     ----      ------     ----      -------     ----
                                                        (Dollars in thousands)

Maturities
  Within one year         $   --       --      $   --       --      $   --       --      $   --       --      $    --       --
  After 1 to 5 years       2,992     4.19%        921     3.37%      1,265     6.50%      2,028      7.17%      7,206     5.33%
  After 5 to 10 years         --       --       2,099     4.10%         --       --          --       --        2,099     4.10%
  After 10 years              --       --         277     4.60%      2,410     6.49%         --       --        2,687     6.30%
                          ------     ----      ------     ----      ------     ----      ------     ----      -------     ----

Total                     $2,992     4.19%     $3,297     3.94%     $3,675     6.50%     $2,028     7.17%     $11,992     5.33%
                          ======     ====      ======     ====      ======     ====      ======     ====      =======     ====

The above schedule excludes Other Investments which consists of Federal Home Loan Bank stock in the amount of $185,000 which has no contractual maturity. Mortgage backed security maturities are based on the average life at the projected repayment speed.

LOAN PORTFOLIO

TYPES OF LOANS

The composition of loans outstanding at the indicated dates is presented in the following table. Management is not aware of any additional concentrations.


                                                 December 31,    Percent of   December 31,   Percent of
                                                     2001          Total         2000           Total
                                                   -------        ------       --------       ------
                                                                     (In Thousands)

Commercial                                         $ 15,775        16.09%      $ 11,111        15.03%
Real estate-construction                             24,708        25.21%        23,462        31.75%
Real estate-commercial and residential               48,814        49.80%        31,465        42.58%
Installment loans to individuals                      5,686         5.80%         5,338         7.22%
Real estate-home equity                               3,035         3.10%         2,527         3.42%
                                                   -------        ------       --------       ------
Total loans                                          98,018       100.00%        73,903       100.00%
Less:  Allowance for loan losses                        982                         742
           Net deferred loan fees                       378                         258
                                                   ---------                   ---------
Loans, net                                         $ 96,658                    $ 72,903
                                                   =========                   =========



Loans are reported at the gross amount outstanding, reduced by the net deferred loan fees and a valuation allowance for loan losses. Interest income is recognized over the term of the loans based on the unpaid daily principal amount outstanding. Loan origination fees are deferred and recognized as income over the actual life of the loan using the interest method. Loans are generally placed on nonaccrual status when the payment of principal and/or interest is past due 90 days or more or when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. As of December 31, 2001 and 2000 there were no nonaccrual or nonperforming loans.

MATURITIES AND SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES

The following table summarizes major classifications of loans by contractual maturity of individual loans as of December 31, 2001, including loans that may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Actual repayments of loans may differ from maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties.

                                                                         Due After
                                                           Due in        1 Year but
                                                           1 Year        Less Than       Due After
                                                           or Less       5 Years          5 Years        Total
                                                           ----------------------------------------------------
                                                                          (Dollars in thousands)
Loan category:
  Commercial                                                $ 9,410        $ 6,197         $ 168        $15,775
  Real estate-construction                                   20,731          3,977             -         24,708
  Real estate-commercial and residential                     14,192         34,500           122         48,814
  Installment loans to individuals                            2,907          2,654           125          5,686
  Real estate-home equity                                     1,105          1,644           286          3,035
                                                            ---------------------------------------------------
Total loans                                                 $48,345        $48,972         $ 701        $98,018
                                                            ===================================================

For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates at December 31, 2001:

                                                                         Due After
                                                           Due in        1 Year but
                                                           1 Year        Less Than      Due After
                                                           or Less         5 Years        5 Years        Total
                                                           ----------------------------------------------------
Interest category:
  Predetermined interest rate                               $15,708        $26,008         $ 291        $42,007
  Floating interest rate                                     56,011              -             -         56,011
                                                            ---------------------------------------------------
Total loans                                                 $71,719        $26,008         $ 291        $98,018
                                                            ===================================================

SUMMARY OF LOAN LOSS EXPERIENCE

The provision for possible loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectable. Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to operating expense are past loan experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions, and other relevant factors. The Company's allowance for loan losses was approximately $982,000 at December 31, 2001, compared to $742,000 at December 31, 2000, representing 1.0% of year end total loans outstanding for both years. The allowance for loan losses is reviewed continuously based on management's evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible loan losses.

The following summarizes the activity in the allowance for loan losses for the following periods:

                                                                           December 31,
                                                                ---------------------------------
                                                                    2001                  2000
                                                                -----------           -----------
Average amount of loans outstanding                             $81,963,058           $56,317,602
                                                                ===========           ===========

Balance at beginning of period                                  $   741,629           $   399,991

Charge-offs:
  Commercial                                                             --                    --
  Real estate-construction                                               --                    --
  Real estate-commercial and residential                                 --                    --
  Installment loans to individuals                                       --                    --
  Real estate-home equity                                                --                    --
                                                                -----------           -----------
     Total charge-offs                                                   --                    --
                                                                -----------           -----------

Recoveries:
  Commercial                                                             --                    --
  Real estate-construction                                               --                    --
  Real estate-commercial and residential                                 --                    --
  Installment loans to individuals                                       --                    --
  Real estate-home equity                                                --                    --
                                                                -----------           -----------
     Total recoveries                                                    --                    --
                                                                -----------           -----------

Net charge-offs                                                          --                    --
Provision charged to operations                                     240,010               341,638
                                                                -----------           -----------

Balance at end of year                                          $   981,639           $   741,629
                                                                ===========           ===========

Ratio of net charge-offs during the period to  average
  loans outstanding during the period                                 0.000%                0.000%
                                                                ===========           ===========

In considering the adequacy of the allowance for possible loan loss, management has implemented a loan grading system whereas all loans are assigned a loan grade based on payment history, collateral and financial condition of the borrower. The following table allocates the allowance based on percentage of total loans in each category at December 31, 2001:

                                                                     Percentage of
                                                                     Loans in Each
                                                                     Category to
                                                   Amount             Total Loans
                                                 ----------          -------------
                                                          (Dollars in Thousands)

Commercial                                            158                16%
Real estate-construction                              247                25%
Real estate-commercial and residential                489                50%
Installment loans to individuals                       57                 6%
Real estate-home equity                                30                 3%
Unallocated                                            --                --
                                                     ----               ---
              Total                                  $981               100%
                                                     ====               ===


DEPOSITS

Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits, for the periods indicated are presented below:


                                      December 31, 2001            December 31, 2000
                                   ----------------------       ----------------------

                                    Average      Average         Average      Average
                                    Amount      Rate Paid        Amount      Rate Paid
                                   ----------------------       -----------------------

Deposits:
  Noninterest-bearing demand         $ 8,427            -         $ 5,197            -
  Interest-bearing demand             26,848        3.06%          21,694        5.04%
  Savings                                348        1.44%             254        2.36%
  Time                                57,770        5.79%          39,911        6.40%
                                     -------                      -------

              Total                  $93,393                      $67,056
                                     =======                      =======

Maturities of Time Deposits of $100,000 or more


Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2001 are summarized as follows:

                                              (Dollars in thousands)
Months to maturity:
  3 or less                                        $ 16,785
  3 to 6                                             12,680
  6 to 12                                             7,498
  Over 12                                             4,304
                                                   ---------

              Total                                $ 41,267
                                                   =========

RETURN ON ASSETS AND SHAREHOLDER'S EQUITY

The rate of return information for the periods indicated is presented below.


                                                Year Ended December 31,
                                              2001                    2000
                                      -------------------------------------

Return on assets                             0.45%                   1.22%
Return on equity                             5.59%                  13.55%
Dividend payout ratio                        0.00%                   0.00%
Equity to assets ratio                       7.99%                   9.01%

SUPERVISION AND REGULATION

Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

THE COMPANY

Since the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

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

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits.

For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for five years. As a result, no bank Holding Company may acquire control of the Company until after the 5th anniversary date of the Bank's incorporation.

CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

         -        the bank holding company has registered securities under
                  Section 12 of the Securities Act of 1934; or

         - no other person owns a greater percentage of that class of voting securities immediately after the transaction.

The Company common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

PERMITTED ACTIVITIES. Generally, bank holding companies are prohibited under the Bank Holding Company Act, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than:

         -        banking or managing or controlling banks; and

         - an activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

         -        factoring accounts receivable;

         - making, acquiring, brokering or servicing loans and usual related activities;

         -        leasing personal or real property;

         - operating a non-bank depository institution, such as a savings association;

         -        trust company functions;

         -        financial and investment advisory activities;

         -        conducting discount securities brokerage activities;

         - underwriting and dealing in government obligations and money market instruments;

         - providing specified management consulting and counseling activities;

         - performing selected data processing services and support services;

         - acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

         -        performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

A bank holding company that qualifies and elects to become a financial holding company is permitted to engage in activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

         -        lending, trust and other banking activities;

         - insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

         -        providing financial, investment, or advisory services;

         - issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

         -        underwriting, dealing in or making a market in securities;

         - other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

         - foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

         -        merchant banking through securities or insurance affiliates;
                  and

         -        insurance company portfolio investments.

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days' written notice prior to engaging in a permitted financial activity. Although the Company is eligible to elect to become a financial holding company, the Company has no plans to make such an election.

SUPPORT OF SUBSIDIARY INSTITUTIONS. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of the Company's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

THE BANK

Since the Bank is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the Georgia Department of Banking and Finance. The FDIC and Georgia Department of Banking and Finance regularly examine the Bank's operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

BRANCHING. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

Under the Federal Deposit Insurance Act, states may "opt-in" and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not "opted-in" to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to "opt-in," the Company's ability to establish a new start-up branch in another state may be limited. Many states that have elected to "opt-in" have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to "opt-in." Consequently, until Georgia elects to "opt-in" its election, the only way the Company will be able to branch into states that have elected to "opt-in" on a reciprocal basis will be through interstate merger.

PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories--well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized--in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2001, the Bank qualified for the "well capitalized" category.

Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

An institution in any of the undercapitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The Federal Reserve regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.82 cents per $100 of deposits for the first quarter of 2002.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank and the Company. Since the Company's aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, the Bank is subject to a Community Reinvestment Act examination only once every 60 months if the Banks receives an outstanding rating, once every 48 months if the Bank receives a satisfactory rating and as needed if the Bank rating is less than satisfactory. Additionally, the Bank must publicly disclose the terms of various Community Reinvestment Act-related agreements.

OTHER REGULATIONS. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers' and Sailors' Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

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

         - Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

         - The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank are subject to:

         - The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

         - The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

CAPITAL ADEQUACY

The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the FDIC and Georgia Department of Banking and Finance, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since the Company's consolidated total assets are less than $150 million, under the Federal Reserve's capital guidelines, the Company's capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock and trust preferred securities, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2001 the Bank's ratio of total capital to risk-weighted assets was 10.0% and the Bank's ratio of Tier 1 Capital to risk-weighted assets was 9.1%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2001, the Bank's consolidated leverage ratio was 9.2%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

The Bank and the Company are also both subject to leverage capital guidelines issued by the Georgia Department of Banking and Finance, which provide for minimum ratios of Tier 1 capital to total assets. These guidelines are substantially similar to those adopted by the Federal Reserve in the case of the Company and those adopted by the FDIC in the case of the Bank.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "Prompt Corrective Action."

PAYMENT OF DIVIDENDS

The Company is a legal entity separate and distinct from the Bank. The principal source of the Company's cash flow, including cash flow to pay dividends to its shareholders, is dividends that the Bank pays to it. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders.

If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it cease and desist from its practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "Prompt Corrective Action."

The Georgia Department of Banking and Finance also regulates the Bank's dividend payments and must approve dividend payments that would exceed 50% of the Bank's net income for the prior year. The Company's payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

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

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Company must also comply with other provisions designed to avoid the taking of low-quality assets.

The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

PRIVACY

Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

ANTI-TERRORISM LEGISLATION

In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps--

         - to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

         - to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

         - to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

         - to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the USA PATRIOT Act, financial institutions have 180 days from enactment (or until April 25, 2002) to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

         - the development of internal policies, procedures, and controls;

         -        the designation of a compliance officer;

         -        an ongoing employee training program; and

         -        an independent audit function to test the programs.

Before the 180-day grace period expires, the Secretary of the Treasury will prescribe regulations that consider the extent to which these new requirements are commensurate with the size, location, and activities of financial institutions subject to the Act.

In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above.

PROPOSED LEGISLATION AND REGULATORY ACTION

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions operating in the United States. The Company cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which the Company's business may be affected by any new regulation or statute.

EFFECT OF GOVERNMENTAL MONETARY POLICES

The Company's earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. The Bank cannot predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 2.  DESCRIPTION OF PROPERTY

The main office of The Peachtree Bank is located on a 1.2-acre tract of land in northeast Fulton County, Georgia, which was purchased at a price of approximately $610,000. The Bank's operations are conducted through its main office, which is located at this site. The Bank operates its business in a building of approximately 16,000 square feet in size which was constructed and furnished at cost, including all furnishings, site preparation, landscaping, paving, security equipment and automatic teller machine, of approximately $3,297,000. Currently, the Bank utilizes approximately 10,300 square feet of the space in the building. Additional space over and above that required to operate the Bank is leased and generates lease income for the Bank. The Bank will continue to lease this space until such time as the Bank requires use of the space. The building is of brick construction and has six inside teller windows, four drive-in lanes and one drive-up ATM.

Additional branch locations are located in western Gwinnett County, Georgia and northern Dekalb County, Georgia. Both of these locations are leased offices. The Gwinnett County location is 1,442 square feet and leases for approximately $2,000 per month, increasing 4% each year of the lease term. The lease expires on April 30, 2002, however there are five one-year options for renewal until March 31, 2007. The northern Dekalb County location is 3,037 square feet and leases for approximately $4,000 per month, increasing 3% each year of the lease term. The lease expires on May 31, 2011.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED  STOCKHOLDER MATTERS

The Company's common stock is not traded on an established trading market. As a result, sales prices known to the Company do not necessarily reflect the price that would be paid for the common stock in an active market. For the first five months of 2001 and in 2000, based on the limited trading information available to the Company, the sales price of the Company's Common Stock was $10.00 per share. A Fairness Opinion was conducted in June 2001, valuing the prices of The PB Financial Services Corporation common stock at $13.61 per share. The sales price of all stock sales since this date have been $13.61 per share. As of March 19, 2001, the number of holders of record of the Company's common stock was 590.

It is the policy of the Board of Directors of the Company to reinvest earnings for such period of time as is necessary to ensure the success of the operations of the Company. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors. The Company declared no dividends in 2001 and 2000.

In 2001, the Company issued 139,869 unregistered shares of common stock. Beginning on September 28, 2001, the Company sold shares of common stock, $5 par value, to its directors and limited family members of the directors through a private placement. The price of the stock was $13.61 per share. As of December 31, 2001, 139,869 shares had been sold resulting in an aggregate value of $1,903,617. From December 31, 2001, to February 28, 2002, the date of closing for this private placement, an additional 26,332 shares have been sold resulting in an additional aggregate value of $358,379. Therefore, the private placement resulted in an total increase of 166,201 shares of common stock with an aggregate value of $2,261,996. No discounts or commissions were paid in connection with the sale of the shares. The sale of these shares of common stock qualified for the exemption from registration under Rule 506 of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements, related notes and statistical information included herein.

The Bank's main office has operated as a commercial banking business based in Duluth, Georgia since October 5, 1998. During the first quarter of 2001, the Bank opened a branch in Buford, Georgia in Gwinnett County. In July 2001, the Bank opened an additional branch in Dunwoody, Georgia in Dekalb County. This branch is operating under the trade name of "The Peachtree Bank of Dunwoody - A Division of The Peachtree Bank." In addition, in July 2001, the Bank was granted Trust Powers by the Georgia Department of Banking and Finance and the FDIC. The Trust and Financial Services Division of the Bank is expected to begin trust operations during the first quarter of 2002.

The Company was formed on July 15, 1999, for the purpose of becoming a bank holding company by acquiring and owning the capital stock of the Bank. Because the primary activity of the Company is the ownership and operation of the Bank, the Company's financial performance has been determined primarily by the operation of the Bank. Accordingly, the discussion below relates principally to the operations of the Bank.

FINANCIAL CONDITION

                         Balance at              Balance at
                       December 31, 2001       December 31, 2000     $ Change        % Change
                       ----------------------------------------------------------------------
Total Assets                 $127,331               $93,329           $34,002          36.4%
Net Loans                    $ 96,658               $72,903           $23,755          32.6%
Total Deposits               $109,332               $82,826           $26,506          32.0%

At December 31, 2001, the Company's total assets were approximately $127,331,000 compared to approximately $93,329,000 at December 31, 2000. The increase in total assets from 2000 to 2001 was approximately $34,002,000 or 36.4%. Total assets as of December 31, 2001, principally consisted of $11,629,000 in cash and cash equivalents, $12,360,000 in investment securities, and $96,658,000 in net loans. In addition to the Company's equity of $10,082,000 at December 31, 2001, these assets are primarily funded by $109,332,000 in deposits.

The Company's total loans (net of the reserve for possible loan losses and deferred loan fees) increased to approximately $96,658,000 at December 31, 2001, from approximately

 $72,903,000 at December 31, 2000. This increase in net loans of 32.6% can be attributed to continued lending activities in a relatively high growth area of metropolitan Atlanta where new residential construction and commercial development continues to be strong. The new branch locations also contributed significantly to the increase in loans. At December 31, 2001, the two branches had total loans outstanding of approximately $20,049,000.

The Company's total deposits increased to approximately $109,332,000 at December 31, 2001, a 32.0% increase from the December 31, 2000, balance of approximately $82,826,000. The increase in deposits is largely due to the opening of two branches. At December 31, 2001, the branches had approximately $22,403,000 in total deposits or 20.5% of total deposits. During 2001, there was a continued emphasis on money market accounts and certificates of deposit. Money market accounts are offered at tiered rates that are competitive with similar products offered by investment brokerage firms. In addition, certificates of deposit offered by the Bank continue to be a strong deposit product, with interest rates competitive within the local market.

RESULTS OF OPERATIONS

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

NET INTEREST INCOME

Net interest income in 2001 was approximately $3,780,000 compared to approximately $2,915,000 in 2000. This increase can be attributed to the $26.4 million increase in average interest-earning assets, primarily due to the $25.6 million increase in average loans outstanding. The average balance sheet for 2001 grew $28.8 million due primarily to a year of strong loan demand in the Company's primary market area and the addition of the two branch locations. The increase in interest income due to volume of average earning assets was offset by the decreases in the yields for average earning assets. As of December 31, 2001 the yield for average earning assets was 8.26% compared to 9.34% for December 31, 2000. This decrease can be directly attributed to the 4.75% decrease in the Prime Rate during 2001.

The increases in average loans outstanding and investments in 2001 were funded primarily with deposits. Average interest-bearing deposits and other liabilities increased by $23.8 million in 2001 over 2000, while average noninterest-bearing deposits grew by $3.2 million during the same period. The interest rate paid on average interest-bearing liabilities was

4.86% in 2001 compared to 5.90% in 2000. Interest expense of approximately $4,325,000 offset interest income of approximately $8,105,000 in 2001, resulting in net interest income of approximately $3,780,000. Net yield on average interest-earning assets was 3.87% in 2001 and 4.03% in 2000. Again, as previously discussed, this decrease can be attributed to the falling rate environment in 2001.

PROVISION FOR LOAN LOSS

The provision for loan losses was $240,010 in 2001 compared to $341,638 in 2000. The decrease in the provision for loan losses was attributable to fact that loan growth in 2001 was 23,755,000 compared to loan growth in 2000 of $33,140,000. The provision for loan losses reflects management's estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately 1.0% of total loans outstanding at December 31, 2001 and 2000. There were no charge-offs in 2001 or in 2000.

A dedicated loan review function is utilized by the Company and is supplemented by the use of an outside loan review specialist. All loans of $50,000 or more are reviewed at least annually and placed into various loan grading categories which assists in developing lists of potential problem loans. These loans are regularly monitored by the loan review process to ensure early identification of repayment problems so that adequate allowances can be made through the provision for loan losses. Management believes that the current level of allowance is appropriate based upon the Bank's loan portfolio and the current economic conditions.

NONINTEREST INCOME

Noninterest income for 2001 was $983,680 compared to $432,063 for December 31, 2000, and increase of 127.7%. The primary components of noninterest income for both 2001 and 2000 were mortgage referral fees and service charges on deposit accounts. Mortgage referral fees are generated when the Bank processes mortgage applications, which are qualified and serviced by another lender. Mortgage referral fees were $600,971 and $244,927 for the years ended December 31, 2001 and 2000, respectively. This increase is largely due to the increase in the number of originations of new home purchases and refinancing of mortgage loans resulting from declines in mortgage loan rates. In addition, the bank hired additional mortgage loan originators during 2001 to increase the number of loan originations. Service charges on deposit accounts were $212,621 and $113,105 for the years ended 2001 and 2000, respectively. This is largely due to the 30.8% increase in the number of deposit accounts and the 53.9% increase in the number of savings accounts since December 31, 2000. In addition, approximately $44,000 in fees were collected relating to letters of credit. Other income increased to $122,588 from $81,619 primarily due to increases in Cash Value life insurance income and mortgage loan fees.

NON-INTEREST EXPENSE

Below are the components of noninterest expense at December 31, 2001 and 2000:

                                         December 31, 2001           December 31, 2000
                                         -----------------           -----------------
Salaries and employee benefits               $ 2,186,245                 $ 1,197,530
Occupancy expense                                438,049                     366,341
Other operating expense                        1,139,095                     616,537
                                             -----------                 -----------
Total noninterest expense                    $ 3,763,389                 $ 2,180,408
                                             ===========                 ===========


The increase in non-interest expense is a direct result of the growth the Bank has experienced and developing an infrastructure to support this growth. Since December 31, 2000, the bank has added 13 full-time and 2 part-time employees. The majority of these employees were hired to work at the new branch locations. Three of these employees are working at the Buford branch which opened January 2001, and seven of these employees are working at the Dunwoody branch, which opened in July 2001. Therefore, the increases in the non-interest expenses have a direct effect on the efficiency ratio (noninterest expense divided by total income) which was 41.4% at December 31, 2001 compared to 30.3% at December 31, 2000. As a percentage of total average assets, non-interest expense was 3.5% at December 31, 2001.

The Company reported net income before taxes of $760,504 for the year ended December 31, 2001, compared to $825,169 in 2000. The Company recognized a tax benefit of $125,019 in 2000 due to the utilization of the net operating loss carry-forward compared to recording a provision for income taxes of $284,245 for the year ended December 31, 2001.

INVESTMENTS

The investment portfolio consists of U.S. Agency and Agency sponsored debt securities, Corporate Bonds, State and County Municipals, federal funds sold, and Federal Home Loan Bank stock that provide the Bank with a source of liquidity and a long-term and relatively stable source of income. Additionally, the investment portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits.

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

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity is its ability to maintain and increase deposits through the Bank. Deposits grew by $26.5 million in 2001.

The following are the key liquidity balances and ratios for the year ended December 31, 2001:

Cash and cash equivalents                                   $ 11,628,756
Investment securities available for sale                    $ 12,174,910
CDs over $100,000 to total deposits ratio                          37.7%
Loan to deposit ratio                                              88.4%


At December 31, 2001 cash and cash equivalents amounted to $11.6 million, representing 9.1% of total assets. Securities available for sale provide a secondary source of liquidity and amounted to $12.2 million at December 31, 2001 and 9.6% of total assets.

At December 31, 2001, certificates of deposit over $100,000 represented 37.7% of total deposits. Certificates of deposit over $100,000 are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on certificates of deposit over $100,000 and periodically adjusts its rates in accordance with market demands. Significant withdrawals of the large certificates of deposit may have a material adverse effect on the Bank's liquidity. As a majority of the certificates of deposit were obtained by Bank customers in its market area, management believes the volatility of the deposits is lower than if such deposits were obtained from depositors outside its market area, as outside depositors are more likely to be interest rate sensitive.

The Bank maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. The Bank currently has arrangements with correspondent banks for short-term unsecured advances up to $4,000,000.

CAPITAL ADEQUACY

The following table presents the Bank's regulatory capital position at December 31, 2001:

                                                                       Risk Based Capital Ratios
                                                                         December 31, 2001

Tier 1 Capital                                                                  9.1%
Tier 1 Capital minimum requirement                                              4.0%
                                                                            ---------
Excess                                                                          5.1%
                                                                            =========

Total Capital                                                                  10.0%
Total Capital minimum requirement                                               8.0%
                                                                            ---------
Excess                                                                          2.0%
                                                                            =========

Tier 1 Capital to adjusted average assets/ leverage ratio                       9.2%
Minimum leverage ratio                                                          4.0%
                                                                            ---------
Excess                                                                          5.2%
                                                                            =========

The above ratios indicate that the capital position of the Bank is sound and that the Bank is well positioned for future growth. For a more complete discussion of the actual and required ratios of the Bank as of December 31, 2001, see note 11 to the financial statements.

ASSET/LIABILITY MANAGEMENT

It is the Company's objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, and investment, borrowing and capital policies. Certain officers are charged with the responsibility of monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through the growth of core deposits, which include deposits of all categories made by local individuals, partnerships and corporations. The objective of the policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings.

The asset/liability mix is monitored on a regular basis. A report reflecting the interest-sensitive assets and interest-sensitive liabilities is prepared and presented to the Board of Directors on a monthly basis.

One method used to measure a bank's interest rate exposure is through its repricing gap. The gap is calculated by determining all assets that reprice or mature within a given time frame and subtracting all liabilities that reprice or mature within the same time frame. The difference between these two amounts is called the "gap", which is the amount of either liabilities or assets that will reprice without a corresponding asset or liability repricing.

A negative gap (more liabilities repricing that assets) generally indicates that the bank's net interest income will decrease if interest rates rise and will increase if interest rates fall. A positive gap generally indicates that a bank's net interest income will decrease if interest rates fall and will increase if interest rates rise.

The table on page 13 summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2001 that are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated in the table, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The Bank's savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the "Three Months or Less" category, although historical experience has proven these deposits to be more stable over the course of a year.

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements are included in the Company's Annual Report to Shareholders at pages 2 through 21 and are incorporated herein by reference.

         Report of Independent Certified Public Accountants

         Consolidated Balance Sheets dated as of December 31, 2001 and 2000

         Consolidated Statements of Earnings for the years ended December 31, 2001 and 2000

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001 and 2000

         Consolidated Statements of Comprehensive Income for the years ended December 31, 2001 and 2000

         Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000

         Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The responses to this Item are included in the Company's proxy statement for the Annual Meeting of Shareholders to be held April 16, 2002, under the headings, " Proposal 1 - Election of Directors - (Nominees and Continuing Directors)" at pages 3 through 5. "Ownership of PB Financial Services Common Stock" at pages 10 through 11, and "Compliance with Section 16(a) of the Exchange Act" at page 12 and are incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

The responses to this Item are included in the Company's proxy statement for the Annual Meeting of Shareholders to be held April 16, 2002, under the heading. "Compensation of Directors and Executive Officers," at pages 7 through 8, and are incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The responses to this Item are included in the Company's proxy statement for the Annual Meeting of Shareholders to be held April 16, 2002, under the headings, ""Ownership of PB Financial Services Common Stock" at pages 10 through 11, and are incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to this Item are included in the Company's proxy statement for the Annual Meeting of Shareholders to be held April 16, 2002, under the headings, "Certain Transactions," at page 9, and ""Compensation of Directors and Executive Officers," at pages 7 through 8, and are incorporated herein by reference.

ITEM 13.  EXHIBITS, LISTS, AND REPORTS ON FORM 8-K

(a)      Exhibits

             Exhibit
              Number                      Exhibit
              ------                      -------

               3.1            Articles of Incorporation (1)

               3.2            Bylaws (2)

               4.1            Instruments Defining the Rights of Security
                              Holders. See Articles of Incorporation at Exhibit
                              3.1 hereto and Bylaws at Exhibit 3.2 hereto.

               10.1*          Employment Agreement between Monty G. Watson and
                              The Peachtree Bank dated as of August 1, 2000 (3)

               10.2*          The PB Financial Services 1998 Outside Directors
                              Option Plan. (4)

               13.1           The PB Financial Services Corporation 2001 Annual
                              Report to shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company's 2001
                              Annual Report to Shareholders is not deemed to be filed as part of this Report.

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


(a)      Reports on Form 8-K filed in the fourth quarter of 2001: None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    THE PB FINANCIAL SERVICES CORPORATION



                                    By:     /s/ Monty G. Watson
                                            Monty G. Watson
                                            President and Chief
                                            Executive Officer


                                    Date:   March 19, 2002



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

/s/ Robert D. Cheeley                                     DATE:  March 19, 2002
-------------------------------------------------------------------------------
Robert D. Cheeley, Director

/s/ Daniel B. Cowart                                      DATE:  March 19, 2002
-------------------------------------------------------------------------------
Daniel B. Cowart, Director

/s/ Paul D. Donaldson                                     DATE:  March 19, 2002
-------------------------------------------------------------------------------
Paul D. Donaldson, Director

/s/ Charles L. Douglas                                    DATE:  March 19, 2002
-------------------------------------------------------------------------------
Charles L. Douglas, Director

/s/ Dexter R. Floyd                                       DATE:  March 19, 2002
-------------------------------------------------------------------------------
Dexter R. Floyd, Director

/s/ J. Edwin Howard                                       DATE:  March 19, 2002
-------------------------------------------------------------------------------
J. Edwin Howard, Director

/s/ John J. Howard                                        DATE:  March 19, 2002
-------------------------------------------------------------------------------
John J. Howard, Director

/s/ J. Stephen Hurst                                      DATE:  March 19, 2002
-------------------------------------------------------------------------------
J. Stephen Hurst, Director

/s/ Kelly J. Johnson                                      DATE:  March 19, 2002
-------------------------------------------------------------------------------
Kelly J. Johnson, Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Charles Machemehl, III                                DATE:  March 19, 2002
-------------------------------------------------------------------------------
Charles Machemehl, III, Director

/s/ J. Paul Maggard                                       DATE:  March 19, 2002
-------------------------------------------------------------------------------
J. Paul Maggard, Director

/s/ Monty G. Watson                                       DATE:  March 19, 2002
-------------------------------------------------------------------------------
Monty G. Watson, Director, President, and
Chief Executive Officer