Form 10QSB
period 2002-03-31
P B FINANCIAL SERVICES CORP
filed 2002-05-14
CIK 1086173

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2002	Commission File Number

THE PB FINANCIAL SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

Georgia	58-2466560

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9570 Medlock Bridge Road
Duluth, Georgia 30097
(Address of Principal Executive
Offices, including Zip Code)

(770) 814-8100

(Issuer’s telephone number, including area code)

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

Yes   ☒   No    ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date.

Common Stock, $5.00 par value, 941,576 shares as of May 13, 2002

INDEX

		Page

Part I.	Financial Information
	Consolidated Balance Sheets March 31, 2002 (unaudited) and December 31, 2001	3
	Consolidated Statements of Operations Three Months Ended March 31, 2002 and 2001 (Unaudited)	4
	Consolidated Statements of Comprehensive Income Three Months Ended March 31, 2002 and 2001 (Unaudited)	5
	Consolidated Statements of Cash Flows Three Months Ended March 31, 2002 and 2001 (Unaudited)	6
	Notes to Consolidated Financial Statements	7-9
	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-11
Part II.	Other Information
	Item 1. Legal Proceedings	12
	Item 2. Changes in Securities and Use of Proceeds	12
	Item 3. Defaults Upon Senior Securities	12
	Item 4. Submission of Matters to a Vote of Security Holders	12
	Item 5. Other Information	12
	Item 6. Exhibits and Reports on Form 8-K	12
	Signature	12

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE PB FINANCIAL SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2002	2001

ASSETS
Cash and due from banks	$6,216,768	$4,622,756
Interest bearing deposits with banks	114,000	114,000
Federal funds sold	14,672,951	6,892,000
Investment securities available for sale, at market value	12,821,182	12,174,910
Other investments	185,000	185,000
Loans, net	104,342,806	96,658,337
Property and equipment, net	4,077,248	4,076,973
Other assets	2,740,397	2,607,153

TOTAL ASSETS	$145,170,352	$127,331,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Noninterest-bearing demand	11,206,075	10,887,833
Interest-bearing demand and money market	48,049,145	30,609,208
Savings	522,731	434,009
Time deposits of $100,000 or more	37,638,924	41,267,419
Other time deposits	30,972,481	26,133,943

Total deposits	128,389,356	109,332,412
Repurchase agreements	1,335,003	3,366,143
Borrowings	4,301,000	3,980,000
Other liabilities	529,180	570,697

Total liabilities	134,554,539	117,249,252
Stockholders’ equity:
Common stock, $5.00 par value, 10,000,000 shares authorized, 941,576 and 915,244 shares issued and outstanding	4,707,880	4,576,220
Additional paid in capital	5,292,775	5,066,056
Retained earnings	523,199	319,041
Accumulated other comprehensive income	91,959	120,560

Total stockholders’ equity	10,615,813	10,081,877

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$145,170,352	$127,331,129

See accompanying notes to consolidated financial statements

THE PB FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2002 and 2001
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2002	March 31, 2001

INTEREST INCOME
Interest and fees on loans	$1,789,463	$1,774,986
Interest on investment securities	176,062	206,745
Interest on federal funds sold	18,454	60,455

Total interest income	1,983,979	2,042,186
INTEREST EXPENSE
Interest-bearing demand and money market	98,313	257,427
Savings	587	1,934
Time deposits of $100,000 or more	378,300	544,213
Other time deposits	287,084	359,334
Repurchase agreements	9,840	39,283
Other borrowings	25,407	1,430

Total interest expense	799,531	1,203,621
Net interest income	1,184,448	838,565
PROVISION FOR LOAN LOSSES	74,365	9,108

Net interest income after provision for loan losses	1,110,083	829,457
OTHER OPERATING INCOME
Service charges on deposit accounts	83,453	26,872
Mortgage referral commissions	148,851	98,624
Other income	49,369	18,756
Loss on sale of investments	—	(2,500)

Total other income	281,673	141,752
OTHER OPERATING EXPENSE
Salaries and benefits	636,624	405,427
Occupancy expense, net	124,712	96,626
Other expense	319,696	208,820

Total other operating expense	1,081,032	710,873
INCOME BEFORE INCOME TAXES	310,724	260,336
INCOME TAXES	106,566	99,382

NET INCOME	$204,158	$160,954

BASIC EARNINGS PER COMMON SHARE	$0.22	$0.21
DILUTED EARNINGS PER COMMON SHARE	$0.21	$0.21

See accompanying notes to consolidated financial statements

THE PB FINANCIAL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2002 and 2001

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2002	March 31, 2001

Net earnings	$204,158	$160,954
Other comprehensive income, net of tax:
Unrealized gain (loss) on securities available for sale	(43,335)	225,850
Income tax effect on gain (loss)	(14,734)	76,789

Unrealized gain (loss) arising during the period, net of tax:	(28,601)	149,061
Less: Reclassification adjustment for (loss) included in net earnings	—	(2,500)
Income tax effect of reclassification adjustments	—	(850)

Reclassification adjustment for gain (loss) included in net earnings, net of tax	—	(1,650)

Other comprehensive income	(28,601)	147,411

Comprehensive income	$175,557	$308,365

See accompanying notes to consolidated financial statements

THE PB FINANCIAL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2002 and 2001
(Unaudited)

	2002	2001

Cash flows from operating activities
Net income	$204,158	$160,954
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of premises and equipment	74,788	68,551
Amortization of investment security available for sale	4,161	(5,532)
Provision for loan losses	74,365	9,108
Loss on sale of investment security available for sale	—	2,500
Increase (decrease) in net deferred loan fees	2,054	(11,055)
Increase in other assets	(118,510)	(31,254)
Increase (decrease) in other liabilities	(41,517)	66,140

Net cash provided by operating activities	199,499	259,412

Cash flows from investing activities
Purchases of investment securities available for sale	(1,528,136)	(2,061,529)
Principal repayments of investment securities available for sale	834,368	2,181,440
Sale of investment securities available for sale	—	497,500
Loans originated, net of principal repayments	(7,760,888)	(2,942,699)
Acquisition of premises and equipment	(75,063)	(50,522)

Net cash used by investing activities	(8,529,719)	(2,375,810)

Cash flows from financing activities
Increase in borrowings	321,000	96,430
Increase (decrease) in repurchase agreements	(2,031,140)	718,719
Increase in fed funds sold	—	773,000
Net increase in demand, money market and savings deposits	17,846,901	(232,104)
Time deposits accepted, net of repayments	1,210,043	588,156
Proceeds from issuance of common stock	358,379	—

Net cash provided by financing activities	17,705,183	1,944,201
Net increase (decrease) in cash and cash equivalents	9,374,963	(172,197)
Cash and cash equivalents at beginning of period	11,628,756	3,088,660

Cash and cash equivalents at end of period	$21,003,719	$2,916,463

Supplemental Disclosures
Cash paid for:
Interest:	$797,178	$1,151,671
Income Taxes:	$142,750	$179,500
Change in accumulated other comprehensive income, net	$28,601	$147,411

See accompanying notes to consolidated financial statements

THE PB FINANCIAL SERVICES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

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

Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes included in the Bank’s annual report included on Form 10-KSB for the year ended December 31, 2001.

Note 2 – Organization of the Business

The Peachtree Bank (the “Bank”) was organized under the laws of the State of Georgia as a state-chartered commercial bank and began its banking operations on October 5, 1998. On July 15, 1999, the Bank became a subsidiary of The PB Financial Services Corporation (the “Company”) as a result of a tax-free reorganization in which the stockholders of the Bank exchanged all outstanding Bank stock for stock in the Company.

The Bank’s main office is located in Duluth, Georgia in North Fulton County. During the first quarter of 2001 the Bank opened a branch in Buford, Georgia in Gwinnett County. In July 2001 the Bank opened a branch in Dunwoody, Georgia in Dekalb County. This branch is operating under the trade name of “The Peachtree Bank of Dunwoody – A Division of The Peachtree Bank.” In addition, in July 2001, the Bank was granted Trust Powers by the Georgia Department of Banking and Finance and the FDIC. The Trust and Financial Services Division of the Bank began operations during the first quarter of 2002.

Note 3 – Loans

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

Major classifications of loans are as follows:

	March 31,	Percent of	December 31,	Percent of
	2002	Total	2001	Total

	(In Thousands)
Commercial	$19,081	18.04%	$15,775	16.09%
Real estate-construction	30,196	28.55%	24,708	25.21%
Real estate-commercial and residential	46,955	44.39%	48,814	49.80%
Installment loans to individuals	5,897	5.57%	5,686	5.80%
Real estate-home equity	3,650	3.45%	3,035	3.10%

Total loans	105,779	100.00%	98,018	100.00%

Less: Allowance for loan losses	1,056		981
Net deferred loan fees	380		378

Loans, net	$104,343		$96,659

Through March 31, 2002, there were no loan charge-offs, and there were no nonperforming loans. Past due loans were considered to be insignificant at March 31, 2002 and December 31, 2001.

Note 4 – Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

For the quarter ended March 31, 2002 and 2001, basic earnings per share is based on the weighted average number of common shares outstanding of 934,403 and 775,375, respectively. Diluted earnings per share for the year ended March 31, 2002 is based on the weighted average number of common shares and potential common shares outstanding of 994,237. For the quarter ended March 31, 2001, the inclusion of any potential common shares related to stock options would have had an antidilutive effect and accordingly, were not included in the calculation of the Company’s earnings per share.

Note 5 – Shareholders’ Equity

During the first quarter of 2002, the Company issued 26,332 shares of common stock through a private placement at a price of $13.61 per share. The private placement resulted in the sale of a total of 166,201 shares of common stock (139,869 shares sold in 2001), with total proceeds of $2,261,996. The proceeds of this offering were used to increase the Bank’s regulatory capital ratios and for general corporate purposes.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial position and operating results during the periods included in the accompanying consolidated financial statements.

This discussion contains certain forward-looking statements including statements relating to present or future trends or factors generally affecting the banking industry and specifically affecting The PB Financial Corporation’s operations, markets and products. Without limiting the foregoing, the words “anticipates”, “believes”, “intends”, “expects” or similar expressions are intended to identify forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Actual results could differ materially from those projected for many reasons including, without limitation, changing events and trends that have influenced the Company’s assumptions. These trends and events include (1) changes in the interest rate environment which may reduce margins, (2) non-achievement of expected growth, (3) less favorable than anticipated changes in national and local business environments and securities markets (4) adverse changes in the regulatory requirements affecting the Company, (5) greater competitive pressures among financial institutions in the Company’s market, and (6) greater than expected loan losses. Additional information and other factors that could affect future financial results are included in the Company’s annual report included on Form 10-KSB for the year ended December 31, 2001.

FINANCIAL CONDITION

At March 31, 2002, the Company’s total assets increased $17.8 million or 14.0% to $145.1 million from 127.3 million at December 31, 2001. Net loans, the primary category of assets, grew from $96.7 million to $104.3 million, an increase of $7.6 million, while investment securities available for sale increased $646,000 to $12.8 million in the first quarter of 2002. Deposits increased $19.1 million to $128.4 million at the end of the first quarter 2002. The ratio of loans to deposits was 81.3% at March 31, 2002.

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

Liquidity

The Peachtree Bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors’ accounts and to supply new borrowers with funds. To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match these to meet liquidity needs. It is the policy of the Bank to monitor its liquidity to meet regulatory requirements and the local funding requirements.

In addition, the Bank has arrangements with correspondent banks for short-term unsecured advances up to $3,900,000. A minimal amount was borrowed under these arrangements in 2002 and 2001.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

The Company reported net income for the quarter ended March 31, 2002 of $204,158 compared to $160,954 for the same period one year ago. Net interest income for the three months ended March 31, 2002 was $1,184,448 compared to $838,565 for the same period in 2001, with the increase attributed to a greater volume of interest earning assets that earn a higher interest rate than the rate paid on interest bearing liabilities. The increase in interest income due to volume of average earning assets was offset by the decreases in the yields for average earning assets. As of March 31, 2002 the yield for average earning assets was 6.50% compared to 9.05% for March 31, 2001. This decrease can be directly attributed to the 4.75% decrease in the Prime Rate during 2001.

The provision for loan losses for the three months ended March 31, 2002 was $74,365 compared to $9,108 for the first quarter of 2001. The provision for loan losses reflects management’s estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately 1.00% of total loans outstanding at March 31, 2002 and March 31, 2001. Management believes that the current allowance of $1,056,003 is adequate based upon the Bank’s loan portfolio and current economic conditions.

Non-interest income for the three months ended March 31, 2002 was $281,673, compared to $141,752 for the same period one year ago. Non-interest income consists primarily of mortgage referral fees and service charges on deposit accounts. The primary reason for the increase in non-interest income is due to mortgage referral fees, which were $148,851 for first quarter 2002, compared to $98,624 for first quarter 2001. This increase was largely due to the number of originations as a result of interest rate reductions increasing new home purchases and refinancing. Service charges on deposit accounts increased from $26,872 at March 31, 2001 to $83,453 at March 31, 2002. This is largely attributable to the 44% increase in savings and deposits accounts since March 31, 2001. Other income increased to $49,369 from $18,756 primarily due to approximately $19,000 in cash value life insurance income and an increase of approximately $7,000 in mortgage loan fees.

Non-interest expense was $1,081,032 for the first quarter of 2002, as compared to $710,873 for the same period one year ago. The largest component of non-interest expense consists of salaries and benefits which increased to $636,624 for the three month period ended March 31, 2002 compared to $405,427 for the same period in the prior year. As of March 31, 2002 the bank had 34 full time equivalent employees compared to 23 as of March 31, 2001. This is a direct result of the growth the bank has experienced and building an infrastructure to support this growth.

Capital Resources

At March 31, 2002, the capital ratios of the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4% and total capital to risk-weighted assets of 8%. The following table presents the Bank’s and Company’s compliance with regulatory capital requirements at March 31, 2002.

	The Peachtree Bank	Consolidated

Leverage capital ratio:	8.24%	8.69%
Risk-based capital ratios:
Tier 1 capital	9.12%	8.74%
Total capital	10.00%	9.62%

Part II Other Information

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

From September 28, 2001, to the closing date of the private placement of February 28, 2002, the Company has sold 166,221 shares of Common Stock, $5 par value, to its directors and limited family members of the directors through a private placement. The price of the stock was $13.61 per share for an aggregate total of $2,262,268. No discounts or commissions were paid in connection with the sale of the shares. The sale of these shares of common stock qualified for the exemption from registration under Rule 506 of the Securities Act of 1933. The date these shares were sold are indicated below:

Date Sold	# of Shares Sold	Aggregate Total
September 28, 2001	83,458	$1,135,863
October 1, 2001	1,465	19,939
October 2, 2001	7,347	99,993
October 4, 2001	6,888	93,746
October 9, 2001	20,665	281,251
October 15, 2001	11,021	149,996
October 26, 2001	7,347	99,993
November 16, 2001	845	11,500
November 30, 2001	833	11,337
January 11, 2002	18,368	249,988
February 28, 2002	7,964	108,390

	166,221	2,261,996

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

THE PB FINANCIAL SERVICES CORPORATION

May 14, 2002	/s/ KELLY J. JOHNSON Kelly J. Johnson (PRINCIPAL FINANCIAL OFFICER)