Form 10QSB
period 2002-06-30
P B FINANCIAL SERVICES CORP
filed 2002-08-14
CIK 1086173

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2002	Commission File Number __________

THE PB FINANCIAL SERVICES CORPORATION

(Exact name of registrant as specified in its charter)

Georgia	58-2466560

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes        No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date.

Common Stock, $5.00 par value, 941,576 shares as of August 14, 2002

Item 1. Financial Statements

THE PB FINANCIAL SERVICES CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2002 and December 31, 2001

	June 30, 2002	December 31,
	(Unaudited)	2001

ASSETS

Cash and due from banks	$7,679,188	$4,622,756

Interest bearing deposits with banks	219,000	114,000

Federal funds sold	10,985,000	6,892,000

Investment securities available for sale, at market value	17,438,640	12,174,910

Other investments	185,000	185,000

Loans, net	116,609,531	96,658,337

Property and equipment, net	4,073,393	4,076,973

Other assets	2,884,814	2,607,153

TOTAL ASSETS	$160,074,566	$127,331,129

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Deposits

Noninterest-bearing demand	13,548,035	10,887,833

Interest-bearing demand and money market	34,210,554	30,609,208

Savings	1,738,812	434,009

Time deposits of $100,000 or more	49,785,395	41,267,419

Other time deposits	42,907,493	26,133,943

Total deposits	142,190,289	109,332,412

Repurchase agreements	1,154,578	3,366,143

Borrowings	5,196,000	3,980,000

Other liabilities	458,703	570,697

Total liabilities	148,999,570	117,249,252

Stockholders’ equity:

Common stock, $5.00 par value, 10,000,000 shares authorized 941,576 and 915,244 shares issued and outstanding	4,707,880	4,576,220

Surplus	5,292,775	5,066,056

Accumulated earnings	789,227	319,041

Accumulated other comprehensive income	285,114	120,560

Total stockholders’ equity	11,074,996	10,081,877

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$160,074,566	$127,331,129

See accompanying notes to consolidated financial statements.

THE PB FINANCIAL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months ended June 30, 2002 and 2001
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30, 2002	June 30, 2001

INTEREST INCOME

Interest and fees on loans	$2,052,750	$1,808,115

Interest on investment securities	205,389	201,983

Interest on federal funds sold	28,851	24,407

Total interest income	2,286,990	2,034,505

INTEREST EXPENSE

Interest-bearing demand and money market	$97,044	248,949

Savings	5,976	1,627

Time deposits of $100,000 or more	380,109	460,100

Other time deposits	370,679	378,528

Repurchase agreements	6,531	37,584

Other borrowings	28,837	7,864

Total interest expense	889,176	1,134,652

Net interest income	1,397,814	899,853

PROVISION FOR LOAN LOSSES	121,842	59,462

Net interest income after provision for loan losses	1,275,972	840,391

OTHER OPERATING INCOME

Service charges on deposit accounts	83,086	42,582

Mortgage referral commissions	84,564	176,787

Other income	88,399	63,128

Total other income	256,049	282,497

OTHER OPERATING EXPENSE

Salaries and benefits	618,483	570,896

Occupancy and FF&E Expense	169,120	135,291

Other expense	333,710	248,781

Total other operating expense	1,121,313	954,968

EARNINGS BEFORE INCOME TAXES	410,708	167,920

INCOME TAX EXPENSE	144,680	63,337

NET EARNINGS	$266,028	$104,583

BASIC EARNINGS PER COMMON SHARE	$0.28	$0.13

DILUTED EARNINGS PER COMMON SHARE	$0.27	$0.13

See accompanying notes to consolidated financial statements.

THE PB FINANCIAL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months ended June 30, 2002 and 2001
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2002	June 30, 2001

INTEREST INCOME

Interest and fees on loans	$3,842,213	$3,583,101

Interest on investment securities	381,451	408,728

Interest on federal funds sold	47,305	84,862

Total interest income	4,270,969	4,076,691

INTEREST EXPENSE

Interest-bearing demand and money market	$195,357	506,376

Savings	6,563	3,561

Time deposits of $100,000 or more	758,409	1,004,313

Other time deposits	657,763	737,862

Repurchase agreements	16,371	76,867

Other borrowings	54,244	9,294

Total interest expense	1,688,707	2,338,273

Net interest income	2,582,262	1,738,418

PROVISION FOR LOAN LOSSES	196,207	68,570

Net interest income after provision for loan losses	2,386,055	1,669,848

OTHER OPERATING INCOME

Service charges on deposit accounts	166,539	69,454

Gain (loss) on sale of investments	—	(2,500)

Mortgage referral commissions	233,415	275,411

Other income	137,768	81,884

Total other income	537,722	424,249

OTHER OPERATING EXPENSE

Salaries and benefits	1,255,107	976,323

Occupancy and FF&E Expense	293,832	231,917

Other expense	653,406	457,601

Total other operating expense	2,202,345	1,665,841

EARNINGS BEFORE INCOME TAXES	721,432	428,256

INCOME TAX EXPENSE	251,246	162,719

NET EARNINGS	$470,186	$265,537

BASIC EARNINGS PER COMMON SHARE	$0.50	$0.34

DILUTED EARNINGS PER COMMON SHARE	$0.47	$0.34

See accompanying notes to consolidated financial statements.

THE PB FINANCIAL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2002 and 2001
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2002	June 30, 2001

Net earnings	$470,186	$265,537

Other comprehensive income:

Unrealized holding gains arising during the period, net of taxes of $84,770 and $80,681, respectively	164,554	156,616

Reclassification adjustment for (gains) losses on sales of investment securities available for sale included in net earnings, net of taxes of $0 and $850, respectively	—	1,650

Other comprehensive income, net of tax	164,554	158,266

Comprehensive income	$634,740	$423,803

See accompanying notes to consolidated financial statements

THE PB FINANCIAL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
Six Months Ended June 30, 2002 and 2001
(Unaudited)

	2002	2001

Cash flows from operating activities

Net earnings	$470,186	$265,537

Adjustments to reconcile net loss to net cash used by operating activities:

Depreciation of premises and equipment	150,308	138,297

Net amortization of investment security available for sale	22,987	(8,356)

Provision for loan losses	196,207	68,570

Loss on sale of investment security available for sale	—	2,500

Increase in net deferred loan fees	5,173	(9,803)

Increase in other assets	(85,432)	(299,496)

(Increase) Decrease in other liabilities	(111,994)	252,937

Net cash provided by operating activities	647,435	410,186

Cash flows from investing activities

Purchases of cash surrender value life insurance	(277,000)	(1,277,000)

Purchases of investment securities available for sale	(6,135,634)	(3,489,867)

Principal repayments of investment securities available for sale	1,098,241	2,956,587

Sale of investment securities available for sale	—	497,500

Loans originated, net of principal repayments	(20,152,574)	(8,296,754)

Acquisition of premises and equipment	(146,727)	(90,997)

Net cash used by investing activities	(25,613,694)	(9,700,531)

Cash flows from financing activities

Increase in borrowings	1,216,000	659,790

(Decrease) Increase in repurchase agreements	(2,211,565)	1,379,947

Net increase in demand, money market and savings deposits	11,483,042	3,647,789

Time deposits accepted, net of repayments	21,374,835	4,400,293

Cash received from sale of stock	358,379	—

Net cash provided by financing activities	32,220,691	10,087,819

Net increase (decrease) in cash and cash equivalents	7,254,432	797,474

Cash and cash equivalents at beginning of period	11,628,756	3,088,660

Cash and cash equivalents at end of period	$18,883,188	$3,886,134

Supplemental Disclosures
Cash paid for:

Interest:	$1,702,741	$2,162,109

Income Taxes:	181,000	289,500

Change in accumulated other comprehensive income, net	$164,554	$158,266

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

Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes included in the Bank’s annual report included on Form 10-KSB for the year ended December 31, 2001.

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

The Bank’s main office is located in Duluth, Georgia in North Fulton County. During the first quarter of 2001 the Bank opened a branch in Buford, Georgia in Gwinnett County. In July 2001, the Bank opened a branch in Dunwoody, Georgia in Dekalb County. This branch is operating under the trade name of “The Peachtree Bank of Dunwoody – A Division of The Peachtree Bank.” In July 2001, the Bank received Trust Powers from the Georgia Department of Banking and Finance and the FDIC. The Trust and Financial Services Division of the Bank began operations during the first quarter of 2002.

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

Major classifications of loans are as follows:

	June 30,	Percent of	December 31,	Percent of
	2002	Total	2001	Total

	(In Thousands)
Commercial	$20,793	17.60%	$15,775	16.09%

Real estate-construction	35,815	30.31%	24,708	25.21%

Real estate-commercial and residential	51,019	43.18%	48,814	49.80%

Installment loans to individuals	6,339	5.36%	5,686	5.80%

Real estate-home equity	4,194	3.55%	3,035	3.10%

Total loans	118,160	100.00%	98,018	100.00%

Less: Allowance for loan losses	1,167		981

Net deferred loan fees	383		378

Loans, net	$116,610		$96,659

For the six-month period ended June 30, 2002, there was one loan charge-off of $10,682. At June 30, 2002, there was one non-accrual loan with a balance of approximately $32,000. Total past due loans at June 30, 2002, were approximately $123,000 or .10% of total loans.

Note 4 – Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

For the three months ended June 30, 2002 and 2001, basic earnings per share is based on the weighted average number of common shares outstanding of 941,576 and 775,375, respectively. Diluted earnings per share for the three months ended June 30, 2002 is based on the weighted average number of common shares and potential common shares outstanding of 1,001,298. For the three months ended June 30, 2001, the inclusion of any potential common shares related to stock options would have had an antidilutive effect and accordingly, were not included in the calculation of the Company’s earnings per share.

For the six months ended June 30, 2002 and 2001, basic earnings per share is based on the weighted average number of common shares outstanding of 938,009 and 775,375.

Diluted earnings per share for the six months ended June 30, 2002 is based on the weighted average number of common shares and potential common shares outstanding of 997,787. For the six months ended June 30, 2001, the inclusion of any potential common shares related to stock options would have had an antidilutive effect and accordingly, were not included in the calculation of the Company’s earnings per share.

Note 5 – Shareholders’ Equity

During the first quarter 2002, the company issued 26,332 shares of common stock through a private placement at a price of $13.61 per share. The private placement resulted in a total of 166,201 share of common stock (139,869 shares sold in 2001), with total proceeds of $2,261,996. The proceeds of this offering were used to increase the Bank’s regulatory capital ratios and for general corporate purposes.

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

FINANCIAL CONDITION

At June 30, 2002, the Company’s total assets increased $32.7 million or 25.7% from December 31, 2001. Net loans, the primary category of assets, grew from $96.7 million to $116.6 million, an increase of $19.9 million. Deposits increased $32.9 million to $142.2 million during 2002. The majority of this deposit growth was in time deposits which increased $25.3 million. Time deposit growth is attributed to The Peachtree Bank offering a competitive interest rate in order to fund loan demand. Deposited funds in excess of those needed to support loan growth were allocated to purchases of investment securities which increased $5.3 million to $17.4 million during the six months ended June 30, 2002. The ratio of loans to deposits was 82% at June 30, 2002.

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

In addition, the Bank has arrangements with correspondent banks for short-term unsecured advances up to $4,000,000. A minimal amount was borrowed under these arrangements in 2002 and 2001.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

Net income for the three months ended June 30, 2002 was $266,028 compared to $104,583 for the same period one year ago. Net interest income was the largest reason for this increase. As net interest income for the three months ended June 30, 2002 was $1,397,814 compared to $899,853 for the same period in 2001, with the increase attributed to a greater volume of interest earning assets that earn a higher interest rate than the rate paid on interest bearing liabilities. The increase in interest income due to volume of average earning assets was offset by the decrease in the yields for average earning assets. As of June 30, 2002, the yield for the average earning assets was 6.49% compared to 8.35% for June 30, 2001. This decrease can be directly attributed to the 4.75% decrease in the Prime Rate during 2001.

Non interest income for the three months ended June 30, 2002 decreased $26,448. This was largely due to the $92,223 decrease in mortgage referral commissions. This decrease is due to a combination of a reduced number of mortgage originators at the Bank as well as a reduction in the number of new home purchases and refinancing as mortgage rates have stabilized. The decrease can be offset by the increase in service charges on deposit accounts of $40,504. This is largely due to the 33.3% increase in the number of demand deposit and savings accounts since June of 2001.

Non interest expense for the three months ended June 30, 2002 increased $166,345. This increase was largely due to the increase in salaries and benefits expense of $47,587. This is due to the recognition a full three months of salary and benefits for ten full time equivalent employees that were added late in the second quarter of 2001. In addition, occupancy and FF&E expense increased $33,829. This is primarily due to the infrastructure added for the additional branch locations during 2001 and the recognition of depreciation of these assets for a full three months. Other expense increased $84,929. This increase is due to a combination of many factors, including $10,000 in trust department expenses, and a $17,000 increase is cash surrender value life insurance benefit expense. In addition, due to the increased number of branch locations the Bank has experienced such increases as $7,000 in courier fees, $10,000 in data processing, $5,000 in correspondent bank fees, $4,000 in advertising, as well as $9,000 in audit and accounting fees. Last, directors fees have increased $5,000 due to an increased number of committee meetings during the three months ended June 30, 2002.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

The Company reported net income for the six months ended June 30, 2002 of $470,186 compared to $265,537 for the same period one year ago. Net interest income for the six months ended June 30, 2002 was $2,582,262 compared to $1,738,418 for the same period in 2001, with the increase attributed to a greater volume of interest earning assets that earn a higher interest rate than the rate paid on interest bearing liabilities.

The provision for loan losses for the six months ended June 30, 2002 was $196,207 compared to $68,570 for 2001. The provision for loan losses reflects management’s estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately .99% and 1.0% of total loans outstanding at June 30, 2002 and June 30, 2001. Management believes that the current allowance of approximately $1,167,000 is adequate based upon the Bank’s loan portfolio and current economic conditions.

Non-interest income for the six months ended June 30, 2002 was $537,722, compared to $424,249 for the same period one year ago. Non-interest income consists primarily of mortgage referral fees and service charges on deposit accounts. The primary reason for the increase in non-interest income is due to the increase in service charges on deposit accounts that increased $97,085. This is largely due to the 33.3% increase in the number of demand deposit and savings accounts since June of 2001. In addition, other income increased $55,884 primarily due to an approximately $36,000 increase in cash surrender value life insurance and the $7,000 in fee income recognized from the Trust Department which began operations during the first quarter of 2002. These increases were offset by the decrease in mortgage referral commissions of $41,996. This decrease is due to a combination of a reduced number of mortgage originators at the Bank as well as a reduction in the number of new home purchases and refinancing as mortgage rates have stabilized.

Non-interest expense was $2,202,345 as of June 30, 2002, compared to $1,665,841 for the same period one year ago. The largest component of non-interest expense is salaries and benefits, which increased to $1,255,107 for the six-month period, ended June 30, 2002 compared to $976,323 for the same period in the prior year. This is due to the recognition of six months of salary and benefits for ten full time equivalent employees that were added during the second quarter of 2001. In addition, occupancy and FF&E expense has increased $61,915. This is primarily due to the infrastructure added for the additional branch locations during 2001 and the recognition of a full six months of deprecation on these assets. Other expense increased $195,805. This increase is due to a combination of many factors, including $20,000 in trust department expenses, and a

$20,000 increase is cash surrender value life insurance benefit expense. In addition, a $28,000 increase in directors fees (directors have received fees for the entire 6 months of 2002 while in 2001 they did not receive any fees until April). In addition, due to the increased number of branch locations the Bank has experienced such increases as $15,000 in courier fees, $17,000 in data processing, $8,000 in advertising, $10,000 in dues and subscriptions as well as an $18,000 in audit and accounting fees.

Capital Resources

At June 30, 2002, the capital ratios of the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4% and total capital to risk-weighted assets of 8%. The following table presents the Bank’s and Company’s compliance with regulatory capital requirements at June 30, 2002.

	The Peachtree Bank	Consolidated

Leverage capital ratio:	8.57%	7.60%

Risk-based capital ratios:

Tier 1 capital	9.14%	8.12%

Total capital	10.02%	9.00%

Part II Other Information

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders held on April 16, 2002, the following Class 1 directors were reelected as directors of The PB Financial Services Corporation and were approved to serve an additional three year term ending in 2005.

	Votes For	Votes Withheld

Robert D. Cheeley	536,907	300

Daniel B. Cowart	534,764	440

Paul D. Donaldson	536,907	300

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(b)	Report on Form 8-K

There were no reports on Form 8-K filed during the quarter ended June 30, 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PB FINANCIAL SERVICES CORPORATION

August 14, 2002	/s/ Monty G. Watson

Monty G. Watson PRESIDENT AND CHIEF EXECUTIVE OFFICER

August 14, 2002	/s/ KELLY J. JOHNSON

Kelly J. Johnson (CHIEF AND PRINCIPAL FINANCIAL OFFICER)