Form 10QSB
period 2002-09-30
P B FINANCIAL SERVICES CORP
filed 2002-11-14
CIK 1086173

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2002	Commission File Number

THE PB FINANCIAL SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

Georgia	58-2466560

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Common Stock, $5.00 par value, 942,176 shares as of November 14, 2002

Item 1. Financial Statements

THE PB FINANCIAL SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS

September 30, 2002 and December 31, 2001

	September 30, 2002	December 31,
	(Unaudited)	2001

ASSETS
Cash and due from banks	$5,940,970	$4,622,756
Interest bearing deposits with banks	649,000	114,000
Federal funds sold	13,157,000	6,892,000
Investment securities available for sale, at market value	17,974,588	12,174,910
Other investments	185,000	185,000
Loans, net	127,533,867	96,658,337
Property and equipment, net	4,019,677	4,076,973
Other assets	3,317,590	2,607,153

TOTAL ASSETS	$172,777,692	$127,331,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Noninterest-bearing demand	14,789,062	10,887,833
Interest-bearing demand and money market	37,359,529	30,609,208
Savings	7,621,558	434,009
Time deposits of $100,000 or more	51,248,459	41,267,419
Other time deposits	42,523,608	26,133,943

Total deposits	153,542,216	109,332,412
Repurchase agreements	1,485,804	3,366,143
Borrowings	5,606,000	3,980,000
Other liabilities	632,673	570,697

Total liabilities	161,266,693	117,249,252

Stockholders’ equity:
Common stock, $5.00 par value, 10,000,000 shares authorized 941,576 and 915,244 shares issued and outstanding	4,707,880	4,576,220
Additional paid in capital	5,292,774	5,066,056
Retained earnings	1,208,721	319,041
Accumulated other comprehensive income	301,624	120,560

Total stockholders’ equity	11,510,999	10,081,877

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$172,777,692	$127,331,129

**  See accompanying notes to consolidated financial statements.

THE PB FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2002 and 2001
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30, 2002	September 30, 2001

INTEREST INCOME
Interest and fees on loans	$2,237,422	$1,800,826
Interest on investment securities	188,147	203,659
Interest on federal funds sold	20,971	23,644

Total interest income	2,446,540	2,028,129

INTEREST EXPENSE
Interest-bearing demand and money market	85,823	203,720
Savings	19,119	1,070
Time deposits of $100,000 or more	425,280	467,013
Other time deposits	376,689	386,111
Repurchase agreements	5,644	30,948
Other borrowings	36,828	11,571

Total interest expense	949,383	1,100,433

Net interest income	1,497,157	927,696
PROVISION FOR LOAN LOSSES	128,229	57,085

Net interest income after provision for loan losses	1,368,928	870,611

OTHER OPERATING INCOME
Service charges on deposit accounts	98,347	60,759
Gain on sale of investments	204,704	—
Mortgage referral commissions	59,688	132,259
Other income	62,397	38,379

Total other income	425,136	231,397

OTHER OPERATING EXPENSE
Salaries and benefits	563,645	586,633
Occupancy and FF&E Expense	158,256	123,525
Other expense	414,326	295,783

Total other operating expense	1,136,227	1,005,941

EARNINGS BEFORE INCOME TAXES	657,837	96,067
INCOME TAXES	238,343	39,590

NET EARNINGS	$419,494	$56,477

BASIC EARNINGS PER COMMON SHARE	$0.45	$0.07

DILUTED EARNINGS PER COMMON SHARE	$0.43	$0.07

**  See accompanying notes to consolidated financial statements

THE PB FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2002 and 2001
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2002	September 30, 2001

INTEREST INCOME
Interest and fees on loans	$6,079,635	$5,383,927
Interest on investment securities	569,598	612,387
Interest on federal funds sold	68,276	108,506

Total interest income	6,717,509	6,104,820

INTEREST EXPENSE
Interest-bearing demand and money market	281,180	710,096
Savings	25,682	4,631
Time deposits of $100,000 or more	1,183,689	1,471,326
Other time deposits	1,034,452	1,123,973
Repurchase agreements	22,015	107,815
Other borrowings	91,073	20,865

Total interest expense	2,638,091	3,438,706

Net interest income	4,079,418	2,666,114
PROVISION FOR LOAN LOSSES	324,436	125,655

Net interest income after provision for loan losses	3,754,982	2,540,459

OTHER OPERATING INCOME
Service charges on deposit accounts	264,886	130,213
Gain/(loss) on sale of investments	204,704	(2,500)
Mortgage referral commissions	293,103	407,670
Other income	200,165	81,376

Total other income	962,858	616,759

OTHER OPERATING EXPENSE
Salaries and benefits	1,818,752	1,562,956
Occupancy and FF&E Expense	452,088	316,555
Other expense	1,067,731	753,384

Total other operating expense	3,338,571	2,632,895

EARNINGS BEFORE INCOME TAXES	1,379,269	524,323
INCOME TAXES	489,589	202,309

NET EARNINGS	$889,680	$322,014

BASIC EARNINGS PER COMMON SHARE	$0.95	$0.41

DILUTED EARNINGS PER COMMON SHARE	$0.89	$0.40

**  See accompanying notes to consolidated financial statements

THE PB FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2002 and 2001
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2001

Net earnings	$889,680	$322,014
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale	479,044	397,944
Income tax effect on gain	162,875	135,301

Unrealized gain arising during the period, net of tax:	316,169	262,643
Reclassification adjustment for gain/loss included in net earnings	(204,704)	2,500
Income tax effect of reclassification adjustments	(69,599)	850

Reclassification adjustment for gain/loss included in net earnings, net of tax	(135,105)	1,650
Other comprehensive income	181,064	264,293

Comprehensive income	$1,070,744	$586,307

**  See accompanying notes to consolidated financial statements

THE PB FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

Nine Months Ended September 30, 2002 and 2001
(Unaudited)

	2002	2001

Cash flows from operating activities
Net earnings	$889,680	$322,014
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of premises and equipment	229,013	215,357
Amortization of investment security available for sale	52,416	(11,384)
Provision for loan losses	324,436	125,655
(Gain)/loss on sale of investment security available for sale	(204,704)	2,500
Increase/(decrease) in net deferred loan fees	(43,834)	15,703
Increase in other assets	(87,713)	(152,256)
Increase in other liabilities	61,976	70,251

Net cash provided by operating activities	1,221,270	587,840

Cash flows from investing activities
Purchase of cash surrender value life insurance	(716,000)	(1,277,000)
Purchases of investment securities available for sale	(9,029,400)	(4,189,867)
Principal repayments of investment securities available for sale	1,632,176	3,352,856
Sale of investment securities available for sale	2,024,174	497,500
Loans originated, net of principal repayments	(31,156,132)	(12,296,343)
Acquisition of premises and equipment	(171,717)	(632,191)

Net cash used by investing activities	(37,416,899)	(14,545,045)

Cash flows from financing activities
Increase in borrowings	1,626,000	568,285
Net change in repurchase agreements	(1,880,339)	1,147,081
Net increase in demand, money market and savings deposits	17,839,099	11,994,978
Time deposits accepted, net of repayments	26,370,705	7,450,387
Proceeds from issuance of Common Stock	358,378	1,136,136

Net cash provided by financing activities	44,313,843	22,296,867

Net increase in cash and cash equivalents	8,118,214	8,339,662
Cash and cash equivalents at beginning of period	11,628,756	3,088,660

Cash and cash equivalents at end of period	$19,746,970	$11,428,322

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,623,778	$3,445,593
Income Taxes	$526,000	$296,000
Noncash investing and financing activities:
Change in accumulated other comprehensive income, net of tax	$181,064	$264,293

**  See accompanying notes to consolidated financial statements

THE PB FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

The consolidated financial statements include the financial statements of the PB Financial Services Corporation and its wholly owned subsidiary, The Peachtree Bank (collectively called the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes included in the Bank’s annual report included on Form 10-KSB for the year ended December 31, 2001.

Significant Accounting Policies

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. A description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2001 Annual Report to Shareholders. The following is a summary of the more judgmental and complex accounting policies of the Company.

Many of the Company’s assets and liabilities are recorded using various valuation techniques that require significant judgment as to recoverability. The collectibility of loans is reflected through the Company’s estimate of the allowance for loan losses. The Company performs periodic and systematic detailed reviews of its lending portfolio to assess overall collectability. In addition, certain assets and liabilities are reflected at their estimated fair value in the consolidated financial statements. Such amounts are based on either quoted market prices or estimated values derived by the Company utilizing dealer quotes or market comparisons.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Note 2 – Organization of the Business

The Bank was organized under the laws of the State of Georgia as a state-chartered commercial bank and began its banking operations on October 5, 1998. On July 15, 1999, the Bank became a subsidiary of The PB Financial Services Corporation (the “Company”) as a result of a tax-free reorganization in which the stockholders of the Bank exchanged all outstanding Bank stock for stock in the Company.

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

Note 3 – Loans and Allowance for Loan Losses

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

The following is an analysis of the allowance for loan losses for the nine months ended September 30, 2002 and 2001:

	2002	2001

Balance, beginning of period	$981,639	$741,629
Provision for loan losses	324,436	125,655
Less:
Charge-offs	(10,682)	—
Recoveries	5,450	—

Net charge-offs	(5,232)	—

Balance, end of period	$1,300,843	$867,284

Note 4 – Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three months and nine months ended September 30, 2002 is as follows:

For the three months ended September 30, 2002

	Net Earnings	Common Shares	Amount Per Share

Basic earnings per share	$419,494	941,576	$0.45
Effect of dilutive securities:
Stock options		58,500

Diluted earnings per share	$419,494	1,000,076	$0.42

For the nine months ended September 30, 2002

	Net Earnings	Common Shares	Amount Per Share

Basic earnings per share	$889,680	939,211	$0.95
Effect of dilutive securities:
Stock options		59,347

Diluted earnings per share	$889,680	998,558	$0.89

The reconciliation of the amounts of both “basic earnings per share” and “diluted earnings per share” for the three and nine months ended September 30, 2001 is as follows:

For the three months ended September 30, 2001

	Net Earnings	Common Shares	Amount Per Share

Basic earnings per share	$56,477	778,097	$0.07
Effect of dilutive securities:
Stock options		37,264

Diluted earnings per share	$56,477	815,361	$0.07

For the nine months ended September 30, 2001

	Net Earnings	Common Shares	Amont Per Share

Basic earnings per share	$322,014	776,692	$0.41
Effect of dilutive securities:
Stock options		36,665

Diluted earnings per share	$322,014	813,357	$0.40

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

FINANCIAL CONDITION

At September 30, 2002, the Company’s total assets increased $45.4 million or 35.7% from December 31, 2001. Net loans, the primary category of assets, grew from $96.7 million to $127.5 million, an increase of $30.9 million. Deposits increased $44.2 million to $153.5 million during 2002. The majority of this deposit growth was in time deposits which increased $26.4 million and savings deposits which increased $7.2 million. Savings deposits increased due to the introduction of “The Peachtree Prime” account in April 2002. This product is available for individuals and businesses with a rate of Peachtree Prime less 2.5%. Time deposit growth is attributed to The Peachtree Bank offering a competitive interest rate in order to fund loan demand. Deposit funds in excess of those needed to support loan growth were allocated to purchases of investments securities which increased $5.8 million to $18.0 million during the nine months ended September 30, 2002. The ratio of loans to deposits was 84% at September 30, 2002.

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

Loans and Allowance for Loan Losses

At September 30, 2002, loans amounted to $129.2 million compared to $98.0 million at December 31, 2001, an increase of $41.2 million. Average loans represented 86.9% of total average earning assets for the nine months ended September 30, 2002, compared to 83.1% for the year ended December 31, 2001.

Major classifications of loans are as follows:

	September 30,	Percent of	December 31,	Percent of
	2002	Total	2001	Total

		(In Thousands)
Commercial	$23,916	18.52%	$15,775	16.09%
Real estate-construction	41,836	32.39%	24,708	25.21%
Real estate-commercial and residential	51,746	40.06%	48,814	49.80%
Installment loans to individuals	7,420	5.74%	5,686	5.80%
Real estate-home equity	4,251	3.29%	3,035	3.10%

Total loans	129,169	100.00%	98,018	100.00%
Less: Allowance for loan losses	1,301		982
Net deferred loan fees	334		378

Loans, net	$127,534		$96,658

The allowance for loan losses reflects management’s assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. The Bank periodically analyzes the loan portfolio in an effort to review asset quality and to establish an allowance for loan losses that management believes will be adequate in light of anticipated risks and loan losses. In assessing the adequacy of the allowance, size, quality and risk of loans in the portfolio are reviewed.

An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by management and presented to the Board of Directors on a quarterly basis. In addition, the Bank has engaged an outside loan review consultant to perform, and report on an annual basis, an independent review of the quality of the loan portfolio relative to the accurateness of the Bank’s loan grading system. The allowance for loan losses is established through charges to expense in the form of a provision for loan losses. Loan losses and recoveries are charged and credited directly to the allowance.

The Bank’s allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses compared to a group of peer banks identified by the regulators. During their routine examinations of banks, the FDIC and the Department of Banking and

Finance may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

While it is the Bank’s policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise. After review of all relevant matters affecting loan collectability, management believes that the allowance for loan losses is appropriate.

At September 30, 2002, there was one non-accrual loan with a balance of approximately $32,000. Total past due loans at September 30, 2002, were approximately $152,000 or .12% of total loans.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Net income for the three months ended September 30, 2002 was $419,494 compared to $56,477 for the same period one year ago. The increase in net interest income was the largest reason for the increase in net income. Net interest income for the three months ended September 30, 2002 was $1,497,157 compared to $927,696 for the same period in 2001, with the increase attributed to a greater volume of interest earning assets that earn a higher interest rate than the rate paid on interest bearing liabilities. The increase in interest income due to volume of average earning assets was offset by the decrease in the yields for average earning assets. As of September 30, 2002, the yield on average earning assets was 6.47% compared to 7.72% for September 30, 2001. The decrease in the yield on average earning assets can be attributed to the reductions in the Prime Rate during 2001.

Non interest income for the three months ended September 30, 2002 increased $193,739. This was largely due to $204,704 gain recorded on the sale of investment securities during the third quarter. In addition, service charges on deposit accounts increased $37,588. This is largely due to the 23.2% increase in the number of demand deposit and savings accounts since September of 2001. These increases were offset by the $72,571 decrease in mortgage referral commissions. This decrease is due to a reduced number of mortgage originators at the Bank.

Non interest expense for the three months ended September 30, 2002 increased $130,286. This increase was largely due to the increase in other expenses of $118,543. This increase is due to a combination of many factors, including $20,000 in trust department expenses, $19,000 increase in cash surrender value life insurance benefit expense, and $21,000 in operating losses. The increased number of branch locations of the Bank also attributed to such increases as $4,000 in data processing, $10,000 in advertising, as well as $5,000 in audit and accounting fees. Additionally, directors fees have increased $25,000 due to the addition of holding company fees and a monthly retainer, as well as from an increase in the number of committee meetings during the three months ended September 30, 2002.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

The Company reported net income for the nine months ended September 30, 2002 of $889,680 compared to $322,014 for the same period one year ago. Net interest income for the nine months ended September 30, 2002 was $4,079,418 compared to $2,666,114 for the same period in 2001, with the increase attributed to a greater volume of interest earning assets that earn a higher interest rate than the rate paid on interest bearing liabilities.

The provision for loan losses for the nine months ended September 30, 2002 was $324,436 compared to $125,655 for 2001. The provision for loan losses reflects management’s estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately 1.0% of total loans outstanding at September 30, 2002 and 2001.

Non-interest income for the nine months ended September 30, 2002 was $962,858, compared to $616,759 for the same period one year ago. This was largely due to $204,704 gain recorded on the sale of investment securities during the third quarter. Additionally, service charges on deposit accounts increased $134,673. This is largely due to the 23.2% increase in the number of demand deposit and savings accounts since September of 2001. Other income increased $118,789 primarily due to an approximately $37,000 increase in cash surrender value life insurance and the $14,000 in fee income recognized from the Trust Department which began operations during the first quarter of 2002. These increases were offset by the decrease in mortgage referral commissions of $114,567. This decrease is due to a combination of a reduced number of mortgage originators at the Bank as well as a reduction in the number of new home purchases and refinancing as mortgage rates have stabilized.

Non-interest expense was $3,338,571 as of September 30, 2002, compared to $2,632,895 for the same period one year ago. The largest component of non-interest expense is salaries and benefits, which increased to $1,818,752 for the nine-month period ended September 30, 2002 compared to $1,562,956 for the same period in the prior year. This is due to the recognition of nine months of salary and benefits for ten full time equivalent employees that were added during the second quarter of 2001. In addition, occupancy and FF&E expense has increased $135,533. This is primarily due to the infrastructure added for the additional branch locations during 2001 and the recognition of a full nine months of deprecation on these assets. Other expenses increased $314,347. This increase is due to a combination of many factors, including $30,000 in trust department expenses, a $42,000 increase is cash surrender value life insurance benefit expense and $21,000 in operating losses. In addition, a $53,000 increase in directors fees (directors have received fees for the entire nine months of 2002 while in 2001 they did not receive any fees until April). In addition, due to the increased number of branch locations, the Bank has experienced such increases as $17,000 in courier fees, $21,000 in data processing, $18,000 in advertising, $14,000 in dues and subscriptions as well as a $23,000 increase in audit and accounting fees.

Capital Resources

At September 30, 2002, the capital ratios of the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4% and total capital to risk-weighted assets of 8%. The following table presents the Bank’s and Company’s compliance with regulatory capital requirements at September 30, 2002.

	The Peachtree Bank	Consolidated

Leverage capital ratio:	8.74%	7.54%
Risk-based capital ratios:
Tier 1 capital	9.14%	7.88%
Total capital	10.05%	8.80%

ITEM 3. Controls and Procedures

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses.

Part II Other Information

     ITEM 1. LEGAL PROCEEDINGS

     The Company is party to claims and lawsuits arising in the course of their normal business activities. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management and counsel that none of these matters, when resolved, will have a material effect on the Company's consolidated results of operations or financial position.

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

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     (b)  Report on Form 8-K

There were no reports on Form 8-K filed during the quarter ended September 30, 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PB FINANCIAL SERVICES CORPORATION

November 14, 2002	/s/ MONTY G. WATSON

Monty G. Watson President and Chief Executive Officer

November 14, 2002	/s/ KELLY J. JOHNSON

Kelly J. Johnson Chief and Principal Financial Officer

Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Monty G. Watson, President and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form Q-SB of The PB Financial Services Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report if there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002	/s/MONTY G. WATSON

Monty G. Watson President and Chief Executive Officer

Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Kelly J. Johnson, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form Q-SB of The PB Financial Services Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

c)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report if there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002	/s/ KELLY J. JOHNSON

Kelly J. Johnson Chief Financial Officer