Form 10KSB
period 2002-12-31
P B FINANCIAL SERVICES CORP
filed 2003-03-31
CIK 1086173

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

FORM 10-KSB
(Mark One)

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _____________to _____________

                       Commission File Number ____________

                      THE PB FINANCIAL SERVICES CORPORATION
                 (Name of small business issuer in its charter)

                GEORGIA                                        58-2466560
                -------                                        ----------
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                       Identification Number)

9570 Medlock Bridge Road, Duluth, Georgia   30097
-----------------------------------------   -----
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

                  Yes [X]                             No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $10,316,431

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
$12,823,015

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. 942,176 as of March 31, 2003

Transitional Small Business Disclosure format (check one):  Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2002, are incorporated by reference into Part II. Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held April 29, 2003, are incorporated by reference into Part III.

                                      TABLE OF CONTENTS

                                                                                      PAGE
PART I.

      ITEM 1.   DESCRIPTION OF BUSINESS                                                  4

      ITEM 2.   DESCRIPTION OF PROPERTY                                                 32

      ITEM 3.   LEGAL PROCEEDINGS                                                       33

      ITEM 4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS                    33

PART II.

      ITEM 5.   MARKET AND REGISTRANT'S COMMON EQUITY AND RELATED                    33-34
                  STOCKHOLDERS MATTERS

      ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                    35-41
                  CONDITION AND RESULTS OF OPERATIONS

      ITEM 7.   FINANCIAL STATEMENTS                                                    42

      ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                        42
                  ACCOUNTING AND FINANCIAL DISCLOSURE

PART III.

      ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL                   42
                  PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     ITEM 10.   EXECUTIVE COMPENSATION                                                  42

     ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS                         43

     ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                          43

     ITEM 13.   EXHIBITS, LISTS, AND REPORTS ON FORM 8-K                             43-44

     ITEM 14.   CONTROLS AND PROCEDURES                                                 44

A WARNING ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "estimate", "anticipate", "believe", "target", "plan", "project", or "continue" or the negatives hereof or other variations thereon or similar terminology and are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for fiscal 2003 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

                                    THE BANK

GENERAL

In January 1998, the Georgia Department of Banking and Finance and the FDIC granted final approval to the organizers of The Peachtree Bank to organize the Bank as a state-chartered commercial bank and for FDIC insurance of the Bank's deposits. The Bank began its banking operations on October 5, 1998. During the fourth quarter of 2002, the Bank became a member of the Federal Reserve System and consequently, the Federal Reserve replaced the FDIC as the Bank's primary federal regulator.

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

MARKET AREA AND COMPETITION

The Bank competes with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in the Bank's market area. Currently, there are 40 financial institutions with branch locations or main offices in the Bank's primary market area of northeast Fulton County, western Gwinnett County, and northern Dekalb County, Georgia. Several of the financial institutions located in the Bank's market area are large regional banks, such as Wachovia, SunTrust, SouthTrust, First Union and Bank of America. The larger regional banks' presence in the area is through branch offices, with many of the customer service functions, as well as authority for loan approval, being located outside of the Bank's primary market area. The Bank competes with the larger regional banks as well as other financial institutions in its market area by emphasizing its local management and ownership and by focusing on personal service to its customers and strong community involvement.

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

CONSTRUCTION AND DEVELOPMENT LOANS. Construction and development loans are made both on a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, the loan is considered to be made on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be made on a speculative basis. Construction and development loans made on a pre-sold basis are generally made with a term of nine months and interest is paid monthly. Typically the ratio of the principal amount of the loan to the discounted cash flow value of the collateral, as established by independent appraisal, generally does not exceed 75%. Speculative loans are based on the borrower's financial strength and cash flow position. The ratio of the principal amount of the loan to the discounted cash flow value of the collateral generally does not exceed 75% on speculative loans. Speculative loans, as of December 31, 2002, were 82.3% of total construction loans. Loan proceeds are disbursed as the project is completed and only after the project has been inspected by an experienced construction lender or board approved appraiser. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

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

INVESTMENTS

At December 31, 2002, investment securities comprised approximately 9.5% of the Bank's assets, with net loans comprising approximately 77.2% of assets. The Bank invests primarily in obligations of the United States, corporate bonds, state and county municipals, Federal Home Loan Bank stock and Federal Reserve Bank stock. The Bank also engages in Federal funds transactions with its principal correspondent banks and acts as a net seller of such funds. The sale of federal funds amounts to a short-term loan from the Bank to another bank.

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

EMPLOYEES

At December 31, 2002, the Company employed 32 full time employees and 3 part-time employees through its subsidiary, the Bank. The Company considers its relationship with its employees to be excellent.

SELECTED STATISTICAL INFORMATION

The following statistical information is provided for The PB Financial Services Corporation for the year ended December 31, 2002 and 2001. The data is presented using daily average balances. This data should be read in conjunction with the financial statements appearing elsewhere in this Annual Report.

AVERAGE BALANCE SHEETS AND NET INTEREST ANALYSIS

The tables below show the year-end average balances for each category of interest earning assets and interest-bearing liabilities for the years ended December 31, 2002 and 2001, and the average rate of interest earned or paid thereon.

                               December 31, 2002
                             (Dollars in Thousands)

                                                                    Average                                     Yield/
                                                                    Balance               Interest              Rate
                                                                  -----------             --------              ------
AVERAGE ASSETS
Interest-earning assets:
   Taxable Investment securities (1)                              $    12,123             $    659               5.44%
   Tax exempt investment securities (1) (2)                             3,703                  225               6.08%
   Interest bearing deposits with banks                                   322                    5               1.55%
   Federal funds sold                                                   4,493                   76               1.69%
   Net Loans (including loan fees) (3)                                122,282                8,321               6.80%
                                                                  -----------             --------              -----
              Total interest-earning assets                           142,923                9,286               6.50%
                                                                                          --------              -----

Allowance for Loan Losses                                              (1,172)
Cash and due from banks                                                 4,834
Other assets                                                            7,166
                                                                  -----------
              Total average assets                                $   153,751
                                                                  ===========

AVERAGE LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand                                       $    32,735             $    346               1.06%
    Savings                                                             3,313                   58               1.75%
    Time, $100,000 or more                                             46,781                1,586               3.39%
    Other Time                                                         38,655                1,392               3.60%
    Repurchase agreements                                               1,685                   29               1.72%
    Fed Funds Purchased                                                   256                    6               2.34%
    Note Payable                                                        5,029                  132               2.62%
    Trust Preferred Securities                                            133                    7               5.26%
                                                                  -----------             --------              -----
              Total interest-bearing liabilities                      128,587                3,556               2.77%
                                                                                          --------              -----
Noninterest-bearing deposits                                           13,495
Other liabilities                                                         519
                                                                  -----------
              Total average liabilities                                14,014

Stockholders' equity                                                   11,150
                                                                  -----------
              Total average liabilities and
                stockholders' equity                              $   153,751
                                                                  ===========

Excess of interest-bearing assets over
  interest-bearing liabilities                                    $    14,336
                                                                  -----------
Ratio of interest-earning assets to
  interest-bearing liabilities                                         111.15%
                                                                  ===========
Net interest income                                                                       $  5,730
                                                                                          ========
Net interest spread                                                                                              3.73%
                                                                                                                =====
Net yield on average interest-earning assets                                                                     4.01%
                                                                                                                =====

     (1) Average balance has been calculated based on amortized costs of investment securities.

     (2) Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis basis, using a income tax rate of 38%. The taxable-equivalent amounts included in the above table aggregated approximately $86,000 in 2002.

     (3) Includes one non accrual loan with an approximate balance of $558,000 at December 31, 2002. Interest earned on net loans includes $682,601 in loan fees.

                               December 31, 2001
                             (Dollars in Thousands)

                                                                   Average                                    Yield/
                                                                   Balance               Interest              Rate
                                                                 -----------             --------             ------
AVERAGE ASSETS
Interest-earning assets:
 Taxable Investment securities (1)                               $    10,981             $    731              6.66%
  Tax exempt investment securities (1) (2)                       $     1,631                   92              5.64%
  Interest bearning deposits with banks                                   46                    1              2.17%
  Federal funds sold                                                   3,776                  141              3.73%
  Net Loans (including loan fees) (3)                                 81,963                7,166              8.74%
                                                                 -----------             --------              ----
              Total interest-earning assets                           98,397                8,131              8.26%
                                                                                         --------              ----

Allowance for Loan Losses                                               (806)
Cash and due from banks                                                2,992
Other assets                                                           5,966
                                                                 -----------
              Total average assets                               $   106,549
                                                                 ===========

AVERAGE LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand                                      $    26,848             $    822              3.06%
    Savings                                                              348                    5              1.44%
    Time, $100,000 or more                                            33,282                1,903              5.72%
    Other Time                                                        24,488                1,442              5.89%
    Repurchase agreements                                              3,444                  127              3.69%
    Fed Funds Purchased                                                   81                    3              3.70%
    Note Payable                                                         459                   23              5.01%
                                                                 -----------             --------              ----
              Total interest-bearing liabilities                      88,950                4,325              4.86%
                                                                                         --------              ----
Noninterest-bearing deposits                                           8,427
Other liabilities                                                        659
                                                                 -----------
              Total average liabilities                                9,086

Stockholders' equity                                                   8,513
                                                                 -----------
              Total average liabilities and
                stockholders' equity                             $   106,549
                                                                 ===========

Excess of interest-bearing assets over
  interest-bearing liabilities                                   $     9,447
                                                                 -----------
Ratio of interest-earning assets to
  interest-bearing liabilities                                        110.62%
                                                                 ===========
Net interest income                                                                      $  3,806
                                                                                         ========
Net interest spread                                                                                            3.40%
                                                                                                               ====
Net yield on average interest-earning assets                                                                   3.87%
                                                                                                               ====

     (1) Average balance has been calculated based on amortized costs of investment securities.

     (2) Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis basis, using a income tax rate of 38%. The taxable-equivalent amounts included in the above table aggregated approximately $67,000 in 2001.

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

                          YEAR ENDED DECEMBER 31, 2002
                   COMPARED WITH YEAR ENDED DECEMBER 31, 2001

                                                                                              CHANGES DUE TO
                                                            TOTAL INCREASE           --------------------------------
                                                              (DECREASE)               RATE                   VOLUME
                                                            ---------------          ---------               --------
                                                                               (DOLLARS IN THOUSANDS)
Income from interest-earning assets:
  Taxable investment securities                             $          (67)          $   (138)               $    71
  Tax exempt investment securities (1)                                 133                  8                    125
  Deposits at other banks                                                4                  -                      4
  Federal funds sold                                                   (65)               (88)                    23
  Loans and fees on loans                                            1,155             (1,832)                 2,987
                                                            --------------           --------                -------
              Total interest income                                  1,160             (2,050)                 3,210

Expense from interest-bearing liabilities:
  Demand and money market                                             (476)              (627)                   151
  Savings                                                               53                  1                     52
  Time, $100,000 or more                                              (317)              (932)                   615
  Other Time                                                           (50)              (690)                   640
  Repurchase agreements                                                (98)               (50)                   (48)
  Notes Payable                                                        109                (19)                   128
  Trust Preferred Securities                                             7                  -                      7
  Federal funds purchased                                                3                 (1)                     4
                                                            --------------           --------                -------
              Total interest expense                                  (769)            (2,318)                 1,549

              Net interest income                           $        1,929           $    268                $ 1,661
                                                            ==============           ========                =======

(1) Interest income on tax-exempt securities is presented on a taxable-equivalent basis, using an income tax rate of 38%.

                          YEAR ENDED DECEMBER 31, 2001
                   COMPARED WITH YEAR ENDED DECEMBER 31, 2000

                                                                                               CHANGES DUE TO
                                                            TOTAL INCREASE           --------------------------------
                                                              (DECREASE)               RATE                   VOLUME
                                                            --------------           ---------               --------
                                                                              (DOLLARS IN THOUSANDS)
Income from interest-earning assets:
  Taxable investment securities                             $           78           $     32                $    46
  Tax exempt investment securities (1)                                  92                  -                     92
  Deposits at other banks                                                1                  -                      1
  Federal funds sold                                                  (223)              (120)                  (103)
  Loans and fees on loans                                            1,420               (910)                 2,330
                                                            --------------           --------                -------
              Total interest income                                  1,368               (998)                 2,366

Expense from interest-bearing liabilities:
  Demand and money market                                             (271)              (492)                   221
  Savings                                                               (1)                (3)                     2
  Time, $100,000 or more                                               145               (106)                   251
  Other Time                                                           645                (85)                   730
  Repurchase agreements                                                (39)               (64)                    25
  Notes Payable                                                         16                 (5)                    21
  Federal funds purchased                                              (18)                (7)                   (11)
                                                            --------------           --------                -------
              Total interest expense                                   477               (762)                 1,239

              Net interest income                           $          891           $   (236)               $ 1,127
                                                            ==============           ========                =======


(1) Interest income on tax-exempt securities is presented on a taxable-equivalent basis, using an income tax rate of 38%.

ASSET/LIABILITY MANAGEMENT

The following table sets forth the distribution of the repricing of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 2002, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the difference to total interest earning assets. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Bank's customers. In addition, various assets and liabilities indicted as repricing within the same period may in fact reprice at different times within such period and at different rates.

INTEREST RATE GAP SENSITIVITY

                              At December 31, 2002
                             (Dollars in Thousands)

                                              Three        Four to       One to        Over
                                             Months        Twelve         Five         Five
                                             or Less       Months         Years        Years         Total
                                            -----------------------------------------------------------------
Interest-earning assets:
  Federal funds sold                        $   6,812    $        -     $       -     $       -    $    6,812
  Investment securities (1)                        70         1,113         6,494         8,971    $   16,648
  Loans                                        84,904         9,495        46,177           277    $  140,853
                                            -----------------------------------------------------------------
    Total interest-earning assets           $  91,786    $   10,608     $  52,671     $   9,248    $  164,313
                                            =================================================================

Interest-bearing liabilities
  Deposits
    Interest-bearing demand and savings     $  42,062    $        -     $       -     $       -    $   42,062
    Time, $100,000 or more                     17,689        25,858         6,324             -        49,871
    Other Time                                 11,887        30,141         6,203             -        48,231
    Repurchase Agreements                       1,380             -             -             -         1,380
   Other Borrowings                                 -             -         6,400             -         6,400
   Trust Preferred Securities                       -             -             -         4,000         4,000
                                            -----------------------------------------------------------------
    Total interest-bearing
      liabilities                           $  73,018    $   55,999     $  18,927     $   4,000    $  151,944
                                            =================================================================

Interest rate sensitivity gap
  per period                                $  18,768    $  (45,391)    $  33,744     $   5,248    $   12,369
                                            =================================================================

Interest rate sensitivity gap ratio            125.70%        18.94%       278.28%       231.20%       108.14%
                                            =================================================================

Cumulative interest rate sensitivity gap    $  18,768    $  (26,623)    $   7,121     $  12,369
                                            ====================================================

Cumulative difference to total interest
  earning assets                                11.42%       -16.20%         4.33%         7.53%
                                            ===================================================

(1) The above schedule excludes stock in Federal Home Loan Bank of $320,000 and stock in the Federal Reserve Bank of $350,600, which has no contractual maturity.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react, in different degrees, or at different points in time, to changes in market interest rates. Changes in interest rates, prepayment rates, early withdrawal levels and the ability of borrowers to service their debt, among other factors, may vary significantly from the assumptions made in the table. The Company actively manages the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on the Company due to the rate variability and short-term maturities of its earning assets. In particular, approximately 58.0% of the loan portfolio is comprised of loans that are variable rate terms or short-term obligations.

INVESTMENT PORTFOLIO

TYPES OF INVESTMENTS

The amortized cost and estimated market value of securities available for sale are as follows:

                                         Amortized       Unrealized       Unrealized       Market
                                           Cost             Gains           Losses         Value
                                      ---------------   ------------     ------------   -------------
December 31, 2002:
  U.S. Government agencies             $   7,158,707     $   185,124     $      -       $   7,343,831
  Muncipal securities                      4,195,870         140,976           74       $   4,336,772
  Mortgage-backed securities               4,293,008          98,367            -       $   4,391,375
  Corporate Bonds                          1,000,000               -            -       $   1,000,000
                                       -------------     -----------     --------       -------------
                                       $  16,647,585     $   424,467     $     74       $  17,071,978
                                       =============     ===========     ========       =============

                                         Amortized       Unrealized       Unrealized       Market
                                           Cost             Gains           Losses         Value
                                      ---------------   ------------     ------------   -------------
December 31, 2001:
  U.S. Government agencies             $   2,992,034     $    44,656     $   40,184     $   2,996,506
  Muncipal securities                      3,296,535           1,762         78,230     $   3,220,067
  Mortgage-backed securities               3,675,164         121,774              -     $   3,796,938
  Corporate Bonds                          2,028,511         132,888              -     $   2,161,399
                                       -------------     -----------     ----------     -------------
                                       $  11,992,244     $   301,080     $  118,414     $  12,174,910
                                       =============     ===========     ==========     =============

Other investments include equity securities with no readily determinable fair value. These investments are carried at cost.

The Company does not have investments to one issuer totaling more than 10% of equity.

MATURITIES OF INVESTMENTS

The carrying amounts of investment securities in each category as of December 31, 2002 is shown in the following table according to maturity:

                          U.S        WTD                      WTD     Mortgage     WTD                  WTD                   WTD
                         Govt        Avg     Municipal        Avg      Backed      Avg    Corporate     Avg                   Avg
                       Agencies     Yield   Securities (1)   Yield   Securities   Yield     Bonds      Yield     Total       Yield
                       --------     -----   --------------   -----   ----------   -----   ---------    -----   ----------    -----
                                                     Dollars in thousands)
Maturities

  Within one year      $    996     3.05%   $          157    1.94%  $       30    5.20%  $       -       -    $    1,183    2.96%

  After 1 to 5 years      3,587     4.12%            2,286    4.53%         621    6.47%          -       -         6,494    4.49%

  After 5 to 10 years     2,576     4.68%            1,476    6.64%           -       -           -       -         4,052    5.39%

  After 10 years              -        -               277    7.05%       3,642    5.76%      1,000    9.00%        4,919    8.15%
                       --------     ----    --------------   -----   ----------   -----   ---------    ----    ----------    ----

Total                  $  7,159     4.17%   $        4,196    5.34%  $    4,293    5.86%  $   1,000    9.00%   $   16,648    5.52%
                       ========     ====    ==============   =====   ==========   =====   =========    ====    ==========    ====

(1) -Average Yields are presented on a tax equivalent basis

The above schedule excludes Other Investments which consists of Federal Home Loan Bank stock in the amount of $320,000 and Federal Reserve Bank stock in the amount of $350,600 which has no contractual maturity. Mortgage backed security maturities are based on the average life at the projected repayment speed.

LOAN PORTFOLIO

TYPES OF LOANS

The composition of loans outstanding at the indicated dates is presented in the following table. Management is not aware of any additional concentrations.

                                                      December 31,        Percent of     December 31,      Percent of
                                                         2002               Total           2001             Total
                                                     ----------------------------------------------------------------
                                                                             (In Thousands)
Commercial                                             $   24,517           17.41%        $  15,775          16.09%
Real estate-construction                                   44,309           31.46%           24,708          25.21%
Real estate-commercial and residential                     59,851           42.49%           48,814          49.80%
Installment loans to individuals                            8,038            5.71%            5,686           5.80%
Real estate-home equity                                     4,138            2.94%            3,035           3.10%
                                                       ----------          ------         ---------         ------
Total loans                                               140,853          100.00%           98,018         100.00%
Less:  Allowance for loan losses                            1,383                               982
       Net deferred loan fees                                 291                               378
                                                       ----------                         ---------
Loans, net                                             $  139,179                         $  96,658
                                                       ==========                         =========

Loans are reported at the gross amount outstanding, reduced by the net deferred loan fees and a valuation allowance for loan losses. Interest income is recognized over the term of the loans based on the unpaid daily principal amount outstanding. Loan origination fees are deferred and recognized as income over the actual life of the loan using the interest method. Loans are generally placed on nonaccrual status when the payment of principal and/or interest is past due 90 days or more or when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. As of December 31, 2002, there was one loan on nonaccrual for $588,204 and $64,000 of loans greater than 90 days past due but still accruing interest. As of December 31, 2001, there were no nonaccrual or nonperforming loans.

MATURITIES AND SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES

The following table summarizes major classifications of loans by contractual maturity of individual loans as of December 31, 2002, including loans that may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Actual repayments of loans may differ from matruities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties.

                                                                       Due After
                                                          Due in       1 Year but
                                                          1 Year       Less Than      Due After
                                                          or Less       5 Years        5 Years        Total
                                                       --------------------------------------------------------
                                                                     (Dollars in thousands)
Loan category:
  Commercial                                           $     17,981   $      6,316   $       220   $     24,517
  Real estate-construction                                   42,848          1,461             -         44,309
  Real estate-commercial and residential                     24,632         35,199            20         59,851
  Installment loans to individuals                            4,936          3,065            37          8,038
  Real estate-home equity                                     4,001            137             -          4,138
                                                       --------------------------------------------------------
Total loans                                            $     94,398   $     46,178   $       277   $    140,853
                                                       ========================================================

For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates at December 31, 2002 (dollars in thousands):

                                                                       Due After
                                                          Due in       1 Year but
                                                          1 Year       Less Than      Due After
                                                          or Less       5 Years        5 Years        Total
                                                       --------------------------------------------------------
Interest category:
  Predetermined interest rate                          $     12,726   $     46,178   $       277   $     59,181
  Floating interest rate                                     81,672              -             -         81,672
                                                       --------------------------------------------------------
Total loans                                            $     94,398   $     46,178   $       277   $    140,853
                                                       ========================================================

SUMMARY OF LOAN LOSS EXPERIENCE

The Company's allowance for loan losses was approximately $1,383,000 at December 31, 2002, compared to $982,000 at December 31, 2001, representing .99% of loans and 1.0% of year end total loans outstanding for December 31, 2002 and 2001, respectively.

The allowance for loan losses reflects management's assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. The Bank periodically analyzes the loan portfolio in an effort to review asset quality and to establish an allowance for loan losses that management believes will be adequate in light of anticipated risks and loan losses. In assessing the adequacy of the allowance, size, quality and risk of loans in the portfolio are reviewed.

An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by management and presented to the Board of Directors on a quarterly basis. In addition, the Bank has engaged an outside loan review consultant to perform, and report on an annual basis, an independent review of the quality of the loan portfolio relative to the accurateness of the Bank's loan grading system. The allowance for loan losses is established through charges to expense in the form of a provision for loan losses. Loan losses and recoveries are charged and credited directly to the allowance.

The Bank's allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses compared to a group of peer banks identified by the regulators. During their routine examinations of banks, the FDIC and the Department of Banking and Finance may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

While it is the Bank's policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise. After review of all relevant matters affecting loan collectability, management believes that the allowance for loan losses is appropriate.

At December 31, 2002, the Bank had one non-accrual loan with a balance of approximately $588,000. Interest income that would have been recorded on nonaccrual loans for the year ended December 31, 2002, had it performed in accordance with its original terms, amounted to approximately $30,000. Interest income on nonaccrual loans included in the results of operations for 2002 amounted to approximately $27,000. Total loans past due thirty days or more at December 31, 2002, were approximately $632,000, or .45% of total loans. The Bank had approximately $64,000 in loans past due more than 90 days and still accruing interest.

The following is an analysis of the allowance for loan losses for the twelve months ended December 31, 2002 and 2001:

The following summarizes the activity in the allowance for loan losses for the following periods:

                                                                         December 31,
                                                              2002                         2001
                                                        ----------------              --------------
Average amount of loans outstanding                      $   122,282,063               $  81,963,058

Balance at beginning of period                                  $981,639               $     741,629

Charge-offs:
  Commercial                                                           -                           -
  Real estate-construction                                             -                           -
  Real estate-commercial and residential                               -                           -
  Installment loans to individuals                                10,682                           -
  Real estate-home equity                                              -                           -
                                                         ---------------               -------------
     Total charge-offs                                            10,682                           -
                                                         ---------------               -------------

Recoveries:
  Commercial                                                           -                           -
  Real estate-construction                                             -                           -
  Real estate-commercial and residential                               -                           -
  Installment loans to individuals                                 5,450                           -
  Real estate-home equity                                              -                           -
                                                         ---------------               -------------
     Total recoveries                                              5,450                           -
                                                         ---------------               -------------

Net charge-offs                                                    5,232                           -
                                                         ---------------               -------------
Provision charged to operations                                  406,269                     240,010
                                                         ---------------               -------------

                                                         ---------------               -------------
Balance at end of year                                   $     1,382,676               $     981,639
                                                         ===============               =============

Ratio of net charge-offs during the period to average
  loans outstanding during the period                              0.004%                      0.000%

DEPOSITS

Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits, for the periods indicated are presented below:

                                                          December 31, 2002                December 31, 2001
                                                   --------------------------------   ---------------------------

                                                       Average         Average           Average       Average
                                                       Amount         Rate Paid           Amount      Rate Paid
                                                   --------------------------------   ---------------------------
                                                                                        (Dollars in thousands)
Deposits:
  Noninterest-bearing demand                       $        13,495         -          $       8,427         -
  Interest-bearing demand                                   32,735      1.06%                26,848     3.06%
  Savings                                                    3,313      1.75%                   348     1.44%
  Time                                                      85,436      3.49%                57,770     5.79%
                                                   ---------------                    -------------

              Total                                $       134,979                    $      93,393
                                                   ===============                    =============

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2002 are summarized as follows:

                                                      (Dollars in thousands)
Months to maturity:
  3 or less                                                 $  17,689
  3 to 6                                                       14,472
  6 to 12                                                      11,386
  Over 12                                                       6,324
                                                            ---------

              Total                                         $  49,871
                                                            =========

RETURN ON ASSETS AND SHAREHOLDERS EQUITY

The rate of return information for the periods indicated is presented below.

                                                 Year Ended December 31,
                                             2002                     2001
                                           --------------------------------
Return on assets                             0.80%                   0.45%
Return on equity                            11.04%                   5.59%
Dividend payout ratio                        0.00%                   0.00%
Equity to assets ratio                       7.25%                   7.99%

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

For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for three years.

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

THE BANK

Since the Bank is a commercial bank chartered under the laws of the State of Georgia and is a Federal Reserve member bank, it is primarily subject to the supervision, examination and reporting requirements of the Federal Reserve Bank of Atlanta and the Georgia Department of Banking and Finance. The Federal Reserve Bank of Atlanta and Georgia Department of Banking and Finance regularly examine the Bank's operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

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

PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories--well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized--in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2002, the Bank was qualified for the "well capitalized" category.

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

FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at $1.68 cents for the first quarter of 2003.

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

         - In addition to the federal and state laws noted above, the Georgia Fair Lending Act ("GFLA") imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. GFLA became effective on October 1, 2002 and was amended on March 7, 2003. While selected provisions of GFLA apply regardless of the interest rate or charges on the loan, the majority of the requirements apply only to "high cost home loans," as defined by GFLA. We have implemented procedures to comply with all GFLA requirements.

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

CAPITAL ADEQUACY

The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, and the Georgia Department of Banking and Finance, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock and trust preferred securities, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2002 the Company's ratio of total capital to risk-weighted assets was 11.1% and the Company's ratio of Tier 1 Capital to risk-weighted assets was 10.1%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2002, the Company's leverage ratio was 9.1%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

Pursuant to the mandate of the USA PATRIOT Act, the Secretary of the Treasury issued regulations effective April 24, 2002 applicable to financial institutions. Because all federally insured depository institutions are required to have anti-money laundering programs, the regulations provide that a financial institution which is subject to regulation by a "federal functional" is in compliance with the regulations if it complies with the rules of its primary federal regulator governing the establishment and maintenance of anti-money laundering programs.

Under the authority of the USA PATRIOT Act, the Secretary of the Treasury adopted rules on September 26, 2002 increasing the cooperation and information sharing between financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Under the new rules, a financial institution is required to:

         - expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in a request submitted by the Financial Crimes Enforcement Network ("FinCEN");

         -   notify FinCEN if an account or transaction is identified;

         -   designate a contact person to receive information requests;

         - limit use of information provided by FinCEN to: (1) reporting to FinCEN, (2) determining whether to establish or maintain an account or engage in a transaction and (3) assisting the financial institution in complying with the Bank Secrecy Act; and

         - maintain adequate procedures to protect the security and confidentiality of FinCEN requests.

Under the new rules, a financial institution may also share information regarding individuals, entities, organizations and countries for purposes of identifying and, where appropriate, reporting activities that it suspects may involve possible terrorist activity or money laundering. Such information-sharing is protected under a safe harbor if the financial institution:

         - notifies FinCEN of its intention to share information, even when sharing with an affiliated financial institution;

         - takes reasonable steps to verify that, prior to sharing, the financial institution or association of financial institutions with which it intends to share information has submitted a notice to FinCEN;

         - limits the use of shared information to identifying and reporting on money laundering or terrorist activities, determining whether to establish or maintain an account or engage in a transaction, or assisting it in complying with the Bank Security Act; and

         - maintains adequate procedures to protect the security and confidentiality of the information.

Any financial institution complying with these rules will not be deemed to have violated the privacy requirements discussed above.

The Secretary of the Treasury also adopted a new rule on September 26, 2002 intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Under the new rule, financial institutions:

         - are prohibited from providing correspondent accounts to foreign shell banks;

         - are required to obtain a certification from foreign banks for which they maintain a correspondent account stating the foreign bank is not a shell bank and that it will not permit a foreign shell bank to have access to the U.S. account;

         - must maintain records identifying the owner of the foreign bank for which they may maintain a correspondent account and its agent in the Unites States designated to accept services of legal process;

         - must terminate correspondent accounts of foreign banks that fail to comply with or fail to contest a lawful request of the Secretary of the Treasury or the Attorney General of the United States, after being notified by the Secretary or Attorney General.

The new rule applies to correspondent accounts established after October 28, 2002.

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

Additional branch locations are located in western Gwinnett County, Georgia and northern Dekalb County, Georgia. Both of these locations are leased offices. The Gwinnett County location is 1,442 square feet and leases for approximately $2,000 per month, increasing 4% each year of the lease term. The lease expired on April 30, 2002, however there are five one-year options for renewal until March 31, 2007. The northern Dekalb County location is 3,037 square feet and leases for approximately $4,000 per month, increasing 3% each year of the lease term. The lease expires on May 31, 2011.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is not traded on an established trading market. As a result, sales prices known to the Company do not necessarily reflect the price that would be paid for the common stock in an active market. A Fairness Opinion was conducted in June 2001, valuing the prices of The PB Financial Services Corporation common stock at $13.61 per share. The sales price of all stock sales since this date have been $13.61 per share. For the first five months of 2001, based on the limited trading information available to the Company, the sales price of the Company's Common Stock was $10.00 per share. As of March 25, 2003, the number of holders of record of the Company's common stock was 578.

It is the policy of the Board of Directors of the Company to reinvest earnings for such period of time as is necessary to ensure the success of the operations of the Company. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors. The Company declared no dividends in 2002 and 2001.

In 2001, the Company issued 139,869 unregistered shares of common stock. Beginning on September 28, 2001, the Company sold shares of common stock, $5 par value, to its directors and limited family members of the directors through a private placement. The price of the stock was $13.61 per share. As of December 31, 2001, 139,869 shares had been sold resulting in an aggregate value of $1,903,617. From December 31, 2001, to February 28, 2002, the date of closing for this private placement, additional 26,332 shares were sold resulting in an additional aggregate value of $358,379. Therefore, the private placement resulted in a total increase of 166,201 shares of common stock with an aggregate value of $2,261,996. No discounts or commissions were paid in connection with the sale of the shares. The sale of these shares of common stock qualified for the exemption from registration under Rule 506 of the Securities Act of 1933.

THE PB FINANCIAL SERVICES CORPORATION STOCK OPTION PLAN INFORMATION

         The following table sets forth information regarding the number of shares subject to options issued and reserved for future issuance under The Peachtree Bank 1998 Stock Option Plan and The PB Financial Services Corporation Directors' Stock Option Plan. The Company does not maintain any other equity compensation plan.

                                                                                                NUMBER OF SHARES
                                                                                                   REMAINING
                                                       NUMBER OF                                  AVAILABLE FOR
                                                    SECURITIES TO BE         WEIGHTED-           FUTURE ISSUANCE
                                                      ISSUED UPON        AVERAGE EXERCISE        UNDER THE PLAN
                                                      EXERCISE OF            PRICE OF               (EXCLUDES
                                                      OUTSTANDING           OUTSTANDING            OUTSTANDING
                                                        OPTIONS               OPTIONS                OPTIONS)
                                                    ----------------     ----------------       ----------------
Equity compensation plans approved by security           89,500             $    11.13                10,500
holders

Equity compensation plans not approved by                     0                    N/A                     0
security holders

Total                                                    89,500             $    11.13                10,500

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

SIGNIFICANT ACCOUNTING POLICIES

The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. Many of the Company's accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. A description of the Company's significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company's 2002 Annual Report to Shareholders. The following is a summary of the more judgmental and complex accounting policies of the Company.

Many of the Company's assets and liabilities are recorded using various valuation techniques that require significant judgment as to recoverability. The collectibility of loans is reflected through the Company's estimate of the allowance for loan losses. The Company performs periodic and systematic detailed reviews of its lending portfolio to assess overall collectability. In addition, certain assets and liabilities are reflected at their estimated fair value in the consolidated financial statements. Such amounts are based on either quoted market prices or estimated values derived by the Company utilizing dealer quotes or market comparisons.

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

NET INTEREST INCOME

The Company reported net income of $1,231,489 for December 31, 2002, compared to $476,259 for December 31, 2001. Net interest income in 2002 was approximately $5,645,000 compared to approximately $3,780,000 in 2001. This increase can be attributed a $44.5 million increase in average interest-earning assets, due primarily to an increase average loans outstanding which increased $40.3 million. Average assets for 2002 grew $47.2 million due primarily to a year of strong loan demand in the Company's primary market area and the addition of the two branch locations in mid-2001. The increase in interest income due to volume of average earning assets was partially offset by the decreases in the yields on average earning assets. As of December 31, 2002 the yield on average earning assets was 6.50% compared to 8.26% for December 31, 2001. The decrease in the yield on average-earning assets can be attributed to the reductions in the prime rate during 2001.

The increases in average loans outstanding and investments in 2002 were funded primarily with deposits. Average interest-bearing liabilities increased by $39.6 million in 2002, while average noninterest-bearing deposits grew by $5.1 million during the same period. The interest rate paid on average interest-bearing liabilities was 2.75% in 2002 compared to 4.86% in 2001.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $406,209 in 2002 compared to $240,010 in 2001. The increase in the provision for loan losses was attributable to fact that loan growth in 2002 was $42.5 million compared to loan growth in 2001 of $23.8 million. The provision for loan losses reflects management's estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately .99% and 1.0% of total loans outstanding at December 31, 2002 and 2001. During 2002, there was a net charge off of $5,232 and no charge-offs in 2001.

NONINTEREST INCOME

Below are the components of noninterest income at December 31, 2002 and 2001:

                                                    December 31, 2002           December 31, 2001
                                                    -----------------           -----------------

Service charges on deposit accounts                   $    339,592                 $  212,621
Gain on sale of securities                                 180,780                     47,500
Mortgage referral commissions                              389,749                    600,971
Other                                                      205,895                    122,588
                                                      ------------                 ----------
Total noninterest income                              $  1,116,016                 $  983,680
                                                      ============                 ==========

Noninterest income for 2002 was $1,116,016 compared to $983,680 for December 31, 2001, an increase of 13.45%. This was largely due to $180,780 of gains recorded on the sales of investment securities during the third quarter of 2002. Additionally, service charges increased $126,971, largely due to the 22.9% increase in the number of demand deposit and savings accounts since December 31, 2001. Other income increased $83,307 primarily due to an increase in cash surrender value life insurance of approximately $43,000 and the $23,000 in fee income recognized from the Trust Operations which began operations during the first quarter of 2002. These increases were offset by the decrease in mortgage referral commissions of $211,222. This decrease is due to a reduced number of mortgage originators at the Bank during 2002.

NON-INTEREST EXPENSE

Below are the components of noninterest expense at December 31, 2002 and 2001:

                                             December 31, 2002           December 31, 2001
                                             -----------------           -----------------
Salaries and employee benefits                 $  2,438,737                 $  2,186,245
Occupancy expense                                   535,400                      438,049
Other operating expense (1)                       1,471,507                    1,139,095
                                               ------------                 ------------
Total noninterest expense                      $  4,445,644                 $  3,763,389
                                               ============                 ============

(1) Significant components (those greater than 1% of total income) of other operating expenses include:

                                             December 31, 2002           December 31, 2002
                                             -----------------           -----------------
Data Processing                                   160,892                     135,147
Directors Fees                                    177,000                      92,200

The increase in non-interest expense is a direct result of the growth the Bank has experienced through branching in 2001. The largest component of non-interest expense is salaries and benefits, which increased to $2,438,737 compared to $2,186,245 in the prior year. This is due to the recognition of a full year of salary and benefits for ten full time equivalent employees that were added during the second quarter of 2001. In addition, occupancy and FF&E expense has increased $97,351. This is primarily due to the infrastructure added for the additional branch locations during 2001 and the recognition of a full year of deprecation on these assets. Other expenses increased $332,426. This increase is due to a combination of many factors, including $40,000 in trust department expenses, a $63,000 increase is cash surrender value life insurance benefit expense and $22,000 in operating losses. In addition, a $85,000 increase in directors fees (directors received fees for twelve months in 2002 and only nine months in 2001). In addition, due to the increased number of branch locations, the Bank has experienced other increases such as $15,000 in courier fees, $26,000 in data processing, $12,000 in dues and subscriptions as well as a $22,000 increase in audit and accounting fees. The increases in non-interest expenses have a direct effect on the efficiency ratio (noninterest expense divided by total income) which was 43.09% at December 31, 2002 compared to 41.4% at December 31, 2001. As a percentage of total average assets, non-interest expense was 2.9% and 3.5% at December 31, 2002 and 2001, respectively.

FINANCIAL CONDITION

                         Balance at                 Balance at
                       December 31, 2002          December 31, 2001        $ Change        % Change
                       ----------------------------------------------------------------------------
Total Assets              $  180,273                 $  127,331            $  52,942         41.6%
Net Loans                 $  139,179                 $   96,658            $  42,521         44.0%
Total Deposits            $  155,989                 $  109,332            $  46,657         42.7%

At December 31, 2002, the Company's total assets were approximately $180,273,000 compared to approximately $127,331,000 at December 31, 2001. The increase in total assets from 2001 to 2002 was approximately $52,942,000 or 41.6%. Total assets as of December 31, 2002, principally consisted of $15,552,000 in cash and cash equivalents, $17,072,000 in investment securities, and $139,179,000 in net loans. Total assets as of December 31, 2001, principally consisted of $11,629,000 in cash and cash equivalents, $12,175,000 in investment securities, and $96,658,000 in net loans. The growth in assets in 2002 was primarily funded by the $46,657,000 increase in deposits.

The Company's total loans (net of the reserve for possible loan losses and deferred loan fees) increased to approximately $139,179,000 at December 31, 2002, from approximately $96,658,000 at December 31, 2001. This increase in net loans of 44.0% can be attributed to continued lending activities in a relatively high growth area of metropolitan Atlanta where new residential construction and commercial development continues to be strong. The branch locations added in mid 2001, also contributed significantly to the increase in loans. At December 31, 2002, the two branches had total loans outstanding of approximately $38,415,000.

The Company's total deposits increased to approximately $155,989,000 at December 31, 2002, a 42.7% increase from the December 31, 2001, balance of approximately $109,332,000. The majority of this deposit growth was in time deposits which increased $30,700,000 and savings deposits which increased $7,333,0000. Savings deposits increased due to the introduction of "The Peachtree Prime" account in April 2002. This product is available to individuals and businesses with a rate of Prime less 2.5%. Time deposit growth is attributed to The Peachtree Bank offering a competitive interest rate in order to fund loan demand. In addition during 2002, there was a continued emphasis on non interest and interest bearing demand deposits which increased $4,937,000 and $3,686,000 respectively. Interest bearing demand is primarily composed of money market accounts that offer tiered rates that are competitive with similar products offered by investment brokerage firms.

INVESTMENTS

The investment portfolio consists of U.S. Agency and Agency sponsored debt securities, Corporate Bonds, State and County Municipals, federal funds sold, Federal Home Loan Bank Stock and Federal Reserve Bank Stock that provide the Bank with a source of liquidity and a long-term and relatively stable source of income. Additionally, the investment portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits.

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

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity is its ability to maintain and increase deposits through the Bank. Deposits increased by $46.7 million in 2002.

The following are the key liquidity balances and ratios for the year ended December 31, 2002:

Cash and cash equivalents                                   $ 15,552,439
Investment securities available for sale                    $ 17,071,978
CDs over $100,000 to total deposits ratio                           32.0%
Loan to deposit ratio                                               89.2%

At December 31, 2002 cash and cash equivalents amounted to $15.6 million, representing 8.6% of total assets. Securities available for sale provide a secondary source of liquidity and amounted to $17.1 million at December 31, 2002 and 9.5% of total assets.

At December 31, 2002, certificates of deposit over $100,000 represented 32.0% of total deposits. Certificates of deposit over $100,000 are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on certificates of deposit over $100,000 and periodically adjusts its rates in accordance with market demands. Significant withdrawals of the large certificates of deposit may have a material adverse effect on the Bank's liquidity. As a majority of the certificates of deposit were obtained by Bank customers in its market area, management believes the volatility of the deposits is lower than if such deposits were obtained from depositors outside its market area, as outside depositors are more likely to be interest rate sensitive.

The Bank maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. The Bank currently has arrangements with correspondent banks for short-term unsecured advances up to $4,000,000.

CAPITAL ADEQUACY

The following table presents the Company's and Bank's regulatory capital position at December 31, 2002:

                                                                    Actual Ratio          Required Ratio
                                                                    ------------          --------------
AS OF DECEMBER 31, 2002:
  Total Capital (to Risk-Weighted Assets)
    Consolidated                                                       11.08%                  8.0%
    Bank                                                               10.86%                  8.0%
  Tier 1 Capital (to Risk-Weighted Assets)
    Consolidated                                                       10.06%                  4.0%
    Bank                                                                9.95%                  4.0%
  Tier 1 Capital (to Average Assets)
    Consolidated                                                         9.1%                  4.0%
    Bank                                                                 9.0%                  4.0%

The above ratios indicate that the capital position of the Bank is sound and that the Bank is well positioned for future growth. For a more complete discussion of the actual and required ratios of the Bank as of December 31, 2002, see note 12 to the financial statements.

TRUST PREFERRED SECURITIES

In December of 2002, the Company participated in offering of trust preferred securities in the amount of $4 million. The Company formed PB CAPITAL TRUST I (the "Trust"), a wholly-owned statutory trust subsidiary for the purpose of issuing the trust preferred securities. The Trust used the proceeds from the issuance of the trust preferred securities to acquire junior subordinated notes of the Company. The trust preferred securities essentially mirror the debt securities, carry a cumulative preferred dividend at the variable rate of The Wall Street Journal plus 100 basis points. The debt securities and the preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the Company or the Trust, at their respective option after five years, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required. The Company has treated the trust preferred securities as Tier 1 capital to the extent allowed for regulatory purposes, and the remainder as Tier 2 capital. This transaction allowed the Company to repay amounts outstanding under its line of credit with SunTrust Bank and to contribute the remaining proceeds to the Bank as additional capital.

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

One method used to measure a bank's interest rate exposure is through its repricing gap. The gap is calculated by determing all assets that reprice or mature within a given time frame and subtracting all liabilities that reprice or mature within the same time frame. The difference between these two amounts is called the "gap", which is the amount of either liabilities or assets that will reprice without a corresponding asset or liability repricing.

A negative gap (more liabilities repricing that assets) generally indicates that the bank's net interest income will decrease if interest rates rise and will increase if interest rates fall. A positive gap generally indicates that a bank's net interest income will decrease if interest rates fall and will increase if interest rates rise.

The table on page 13 summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2002 that are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated in the table, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The Bank's savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the "Three Months or Less" category, although historical experience has proven these deposits to be more stable over the course of a year.

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements are included in the Company's Annual Report to Shareholders at pages 2 through 21 and are incorporated herein by reference.

         Report of Independent Certified Public Accountants

         Financial Statements

         Consolidated Balance Sheets dated as of December 31, 2002 and 2001

         Consolidated Statements of Earnings for the years ended December 31, 2002 and 2001

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002 and 2001

         Consolidated Statements of Comprehensive Income for the years ended December 31, 2002 and 2001

         Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001

         Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The responses to this Item are included in the Company's proxy statement for the Annual Meeting of Shareholders to be held April 29, 2003, under the headings, " Proposal 1 - Election of Directors - (Nominees and Continuing Directors)" at pages 3 through 5. "Ownership of PB Financial Services Common Stock" at pages 10 through 11, and "Compliance with Section 16(a) of the Exchange Act" at page 12 and are incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The responses to this Item are included in the Company's proxy statement for the Annual Meeting of Shareholders to be held April 29, 2003, under the heading. "Compensation of Directors and Executive Officers," at pages 7 through 9, and are incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The responses to this Item are included in the Company's proxy statement for the Annual Meeting of Shareholders to be held April 29, 2003, under the headings, ""Ownership of PB Financial Services Common Stock" at pages 10 through 11, and are incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to this Item are included in the Company's proxy statement for the Annual Meeting of Shareholders to be held April 29, 2003, under the headings, "Certain Transactions," at page 9, and "Compensation of Directors and Executive Officers," at pages 7 through 8, and are incorporated herein by reference.

ITEM 13. EXHIBITS, LISTS, AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit
 Number                                      Exhibit
-------                                      -------
   3.1               Articles of Incorporation (1)

   3.2               Bylaws (2)

   4.1               Instruments Defining the Rights of Security Holders. See Articles of
                     Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

  10.1 *             Employment Agreement between Monty G. Watson and The Peachtree
                     Bank dated as of January 13, 1998 (3)

  10.2 *             The PB Financial Services 1998 Outside Directors Option Plan. (4)

  13.1               The PB Financial Services Corporation 2002 Annual Report to
                     shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company's 2002 Annual
                     Report to Shareholders is not deemed to be filed as part of this Report.

  21.1               Subsidiaries of The PB Financial Services Corporation. (4)

  24.1               Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

  99.1               Certification Pursant to 18 U.S.C Section 1350 as Adopted Pursant
                     to Section 906 of the Sarbanes-Oxley Act of 2002

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

    (3) Incorporated by reference to exhibit of same number in the Company's Third Quarter Form 10QSB for the quarter ended September 30, 2002.

    (4) Incorporated by reference to exhibit of same number in the Company's Annual Report on Form 10KSB for the year ended December 31, 1999.

(a) Reports on Form 8-K filed in the fourth quarter of 2002: None.

ITEM 14. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses.

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

                                    Date: March 31, 2003

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

/s/ Robert D. Cheeley                                     DATE:  March 31, 2003
-------------------------------------------------------------------------------
Robert D. Cheeley, Director

/s/ Daniel B. Cowart                                      DATE:  March 31, 2003
-------------------------------------------------------------------------------
Daniel B. Cowart, Director

/s/ Paul D. Donaldson                                     DATE:  March 31, 2003
-------------------------------------------------------------------------------

Paul D. Donaldson, Director

/s/ Charles L. Douglas                                    DATE:  March 31, 2003
-------------------------------------------------------------------------------
Charles L. Douglas, Director

/s/ Dexter R. Floyd                                       DATE:  March 31, 2003
-------------------------------------------------------------------------------
Dexter R. Floyd, Director

/s/ J. Edwin Howard                                       DATE:  March 31, 2003
-------------------------------------------------------------------------------
J. Edwin Howard, Director

/s/ John J. Howard                                        DATE:  March 31, 2003
-------------------------------------------------------------------------------
John J. Howard, Director

/s/ J. Stephen Hurst                                      DATE:  March 31, 2003
-------------------------------------------------------------------------------
J. Stephen Hurst, Director

/s/ Kelly J. Johnson                                      DATE:  March 31, 2003
-------------------------------------------------------------------------------
Kelly J. Johnson, Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Charles Machemehl, III                                DATE:  March 31, 2003
-------------------------------------------------------------------------------
Charles Machemehl, III, Director

/s/ J. Paul Maggard                                       DATE:  March 31, 2003
-------------------------------------------------------------------------------
J. Paul Maggard, Director

/s/ Monty G. Watson                                       DATE:  March 31, 2003
-------------------------------------------------------------------------------
Monty G. Watson, Director, President, and
Chief Executive Officer

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Monty G. Watson, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-KSB of The PB Financial Services Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report if there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         March 31, 2003                                 /s/ Monty G. Watson
                                                        -------------------
                                                        Monty G. Watson
                                                        Chief Executive Officer

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kelly J. Johnson, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of The PB Financial Services Corporation:

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report if there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         March 31, 2003                                /s/ Kelly J. Johnson
                                                       --------------------
                                                       Kelly J. Johnson
                                                       Chief Financial Officer

                     THE PB FINANCIAL SERVICES CORPORATION


                       CONSOLIDATED FINANCIAL STATEMENTS


                           DECEMBER 31, 2002 AND 2001


                 (WITH INDEPENDENT ACCOUNTANTS' REPORT THEREON)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Board of Directors and Shareholders
The PB Financial Services Corporation
Duluth, Georgia


We have audited the accompanying consolidated balance sheets of The PB Financial Services Corporation as of December 31, 2002 and 2001, and the related consolidated statements of earnings, changes in shareholders' equity, comprehensive income and cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The PB Financial Services Corporation as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




/s/ Porter Keadle Moore, LLP
--------------------------------
Atlanta, Georgia
February 28, 2003

                     THE PB FINANCIAL SERVICES CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001


                                                                               2002             2001
                                                                            -------------   -------------
                                           Assets
Cash and due from banks                                                     $   8,092,709       4,622,756
Interest-bearing deposits with banks                                              647,729         114,000
Federal funds sold                                                              6,812,000       6,892,000
                                                                            -------------   -------------

           Cash and cash equivalents                                           15,552,438      11,628,756

Investment securities available for sale                                       17,071,978      12,174,910
Other investments                                                                 670,600         185,000
Loans, net                                                                    139,178,889      96,658,337
Premises and equipment, net                                                     4,031,909       4,076,973
Accrued interest receivable and other assets                                    3,767,038       2,607,153
                                                                            -------------   -------------

                                                                            $ 180,272,852     127,331,129
                                                                            =============   =============
                          Liabilities and Shareholders' Equity
Deposits:
  Noninterest-bearing demand                                                $  15,825,206      10,887,833
  Interest-bearing demand                                                      34,295,234      30,609,208
  Savings                                                                       7,767,153         434,009
  Time, $100,000 or more                                                       49,870,527      41,267,419
  Other time                                                                   48,230,919      26,133,943
                                                                            -------------   -------------

            Total deposits                                                    155,989,039     109,332,412

Securities sold under repurchase agreements                                     1,379,781       3,366,143
Note payable and other borrowings                                               6,400,000       3,980,000
Trust preferred securities                                                      4,000,000            --
Accrued interest payable and other liabilities                                    666,748         570,697
                                                                            -------------   -------------

            Total liabilities                                                 168,435,568     117,249,252
                                                                            -------------   -------------

Commitments

Shareholders' equity:
  Common stock, $5 par value, 10,000,000 shares authorized,
    942,176 and 915,244 shares issued and outstanding                           4,710,880       4,576,220
  Additional paid-in capital                                                    5,295,775       5,066,056
  Retained earnings                                                             1,550,530         319,041
  Accumulated other comprehensive income                                          280,099         120,560
                                                                            -------------   -------------

            Total shareholders' equity                                         11,837,284      10,081,877
                                                                            -------------   -------------

                                                                            $ 180,272,852     127,331,129
                                                                            =============   =============


See accompanying notes to consolidated financial statements.

                     THE PB FINANCIAL SERVICES CORPORATION

                      CONSOLIDATED STATEMENTS OF EARNINGS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                                 2002          2001
                                                                              -----------   -----------

Interest income:
  Interest and fees on loans                                                  $ 8,320,849     7,165,882
  Interest on federal funds sold                                                   76,316       141,193
  Interest on investment securities
     U.S. Government agencies and mortgage-backed securities                      469,697       511,853
     Municipals                                                                   139,236        66,657
     Corporate bonds                                                              176,343       210,917
     Other                                                                         17,974         9,007
                                                                              -----------   -----------

            Total interest income                                               9,200,415     8,105,509
                                                                              -----------   -----------

Interest expense:
  Interest-bearing demand deposits                                                345,741       821,637
  Savings deposits                                                                 58,187         5,425
  Time deposits                                                                 2,978,172     3,344,849
  Other                                                                           173,482       153,375
                                                                              -----------   -----------

            Total interest expense                                              3,555,582     4,325,286
                                                                              -----------   -----------

            Net interest income                                                 5,644,833     3,780,223

Provision for loan losses                                                         406,269       240,010
                                                                              -----------   -----------

            Net interest income after provision for loan losses                 5,238,564     3,540,213
                                                                              -----------   -----------

Other income:
  Service charges on deposit accounts                                             339,592       212,621
  Gain on sale of securities                                                      180,780        47,500
  Mortgage referral commissions                                                   389,749       600,971
  Other                                                                           205,895       122,588
                                                                              -----------   -----------

            Total other income                                                  1,116,016       983,680
                                                                              -----------   -----------

Other expenses:
  Salaries and employee benefits                                                2,438,737     2,186,245
  Occupancy                                                                       535,400       438,049
  Other operating                                                               1,471,507     1,139,095
                                                                              -----------   -----------

            Total other expenses                                                4,445,644     3,763,389
                                                                              -----------   -----------

            Earnings before income taxes                                        1,908,936       760,504

Income tax expense                                                                677,447       284,245
                                                                              -----------   -----------

            Net earnings                                                      $ 1,231,489       476,259
                                                                              ===========   ===========

Basic earnings per share                                                      $      1.31          0.59
                                                                              ===========   ===========

Diluted earnings per share                                                    $      1.23          0.57
                                                                              ===========   ===========


See accompanying notes to consolidated financial statements.

                     THE PB FINANCIAL SERVICES CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                                                         Accumulated
                                                      Common Stock          Additional                     Other
                                                  ----------------------      Paid-In       Retained    Comprehensive
                                                   Shares      Amount         Capital       Earnings       Income      Total
                                                  -------   ------------     ---------      ---------      -------   ----------

Balance, December 31, 2000                        775,375   $  3,876,875     3,861,784       (157,218)      35,417    7,616,858

Net earnings                                         --             --            --          476,259         --        476,259

Issuance of common stock                          139,869        699,345     1,204,272           --           --      1,903,617


Change in net unrealized gain on
   investment securities available
   for sale, net of tax                              --             --            --             --         85,143       85,143
                                                  -------   ------------     ---------      ---------      -------   ----------

Balance, December 31, 2001                        915,244      4,576,220     5,066,056        319,041      120,560   10,081,877

Net earnings                                         --             --            --        1,231,489         --      1,231,489

Issuance of common stock                           26,332        131,660       226,719           --           --        358,379


Exercise of stock options                             600          3,000         3,000           --           --          6,000


Change in net unrealized gain on
   investment securities available
   for sale, net of tax                              --             --            --             --        159,539      159,539
                                                  -------   ------------     ---------      ---------      -------   ----------


Balance, December 31, 2002                        942,176   $  4,710,880     5,295,775      1,550,530      280,099   11,837,284
                                                  =======   ============     =========      =========      =======   ==========



See accompanying notes to consolidated financial statements.

                     THE PB FINANCIAL SERVICES CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                                 2002            2001
                                                                             -------------    ----------
Net earnings                                                                 $   1,231,489       476,259
                                                                             -------------    ----------

Other comprehensive income:
     Unrealized gains arising during the period, net of taxes
       of $143,652 and $60,010, respectively                                       278,854       116,493

     Reclassification adjustment for gains on sales of investment securities available for sale included in net earnings, net of
       taxes of $61,465 and $16,150, respectively                                 (119,315)      (31,350)
                                                                             -------------    ----------

Other comprehensive income, net of tax                                             159,539        85,143
                                                                             -------------    ----------

Comprehensive income                                                         $   1,391,028       561,402
                                                                             =============    ==========


See accompanying notes to consolidated financial statements.

                     THE PB FINANCIAL SERVICES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                                 2002              2001
                                                                            --------------    --------------
Cash flows from operating activities:
  Net earnings                                                              $    1,231,489           476,259
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
      Depreciation, amortization and accretion                                     392,727           279,594
      Provision for loan losses                                                    406,269           240,010
      Deferred income taxes                                                       (152,524)          (86,101)
      Gain on sale of investment securities                                       (180,780)          (47,500)
      Change in:
        Net deferred loan fees                                                     (86,779)          119,661
        Cash surrender value life insurance                                        (73,946)          (30,576)
        Accrued interest receivable and other assets                              (123,617)          (72,766)
        Accrued interest payable and other liabilities                              96,051            47,546
                                                                            --------------    --------------
            Net cash provided by operating activities                            1,508,890           926,127
                                                                            --------------    --------------
Cash flows from investing activities:
  Purchase of investment securities available for sale                          (9,529,163)       (7,512,799)
  Proceeds from calls and maturities of investment securities
     available for sale                                                          2,765,692         6,374,727
  Proceeds from sales of investment securities available for sale                2,204,200         1,547,500
  Purchase of other investments                                                   (485,600)          (64,900)
  Purchase of cash value life insurance                                           (716,000)       (1,277,000)
  Net change in loans                                                          (42,840,042)      (24,114,746)
  Purchases of premises and equipment                                             (262,953)         (732,133)
                                                                            --------------    --------------

            Net cash used by investing activities                              (48,863,866)      (25,779,351)
                                                                            --------------    --------------
Cash flows from financing activities:
  Net change in deposits                                                        46,656,627        26,506,640
  Net change in note payable                                                      (280,000)          198,285
  Net change in securities sold under repurchase agreements                     (1,986,362)        1,084,778
  Proceeds from Federal Home Loan Bank borrowings                                6,400,000         3,700,000
  Repayments on Federal Home Loan Bank borrowings                               (3,700,000)             --
  Proceeds from issuance of trust preferred securities                           4,000,000              --
  Transaction costs associated with trust preferred securities                    (175,986)             --
  Proceeds from exercise of stock options                                            6,000              --
  Proceeds from issuance of common stock                                           358,379         1,903,617
                                                                            --------------    --------------
            Net cash provided by financing activities                           51,278,658        33,393,320
                                                                            --------------    --------------
Net change in cash and cash equivalents                                          3,923,682         8,540,096
Cash and cash equivalents at beginning of year                                  11,628,756         3,088,660
                                                                            --------------    --------------
Cash and cash equivalents at end of year                                    $   15,552,438        11,628,756
                                                                            ==============    ==============
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest                                                               $    3,546,275         4,369,278
     Income taxes                                                           $      703,000           415,500
Noncash investing and financing activities:
  Change in net unrealized gain on investment
     securities available for sale, net of tax                              $      159,539            85,143


See accompanying notes to consolidated financial statements.

                     THE PB FINANCIAL SERVICES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization
         ------------
         The Peachtree Bank (the "Bank") was organized in January 1998 upon receipt of its banking charter from the Georgia Department of Banking and Finance. In 2002, the Bank was approved to become a member of the Federal Reserve Bank. The Bank is primarily regulated by the Federal Reserve Bank and undergoes periodic examinations by this regulatory agency. The Bank, whose main office is in Duluth, Georgia, provides a full range of commercial and consumer banking services primarily in Fulton County, Georgia and the surrounding metropolitan Atlanta area.

         On July 15, 1999, the Bank became a subsidiary of The PB Financial Services Corporation (the "Company") as a result of a tax-free reorganization in which the shareholders of the Bank exchanged all outstanding Bank stock for stock in the Company.

         In December 2002, the Company formed PB Capital Trust I (the "Trust") for the purpose of issuing trust preferred securities.

         Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, the Bank and the Trust. All significant intercompany balances and transactions have been eliminated in consolidation.

         Basis of Presentation
         ---------------------
         The accounting principles followed by the Company and the Bank, and the methods of applying these principles, conform with accounting principles generally accepted in the United States of America ("GAAP") and with general practices in the banking industry. In preparing the financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from these estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses.

         Cash and Cash Equivalents
         -------------------------
         Cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks and federal funds sold.

         Investment Securities
         ---------------------
         The Bank classifies its securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for sale in the near term. Held to maturity securities are those securities for which the Bank has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale. At December 31, 2002 and 2001, the Bank classified all of its investment securities as available for sale.

         Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of shareholders' equity until realized.

         A decline in the market value of any available for sale investment below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security.

         Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield. Realized gains and losses for securities classified as available for sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

         Other Investments
         -----------------
         Other investments include equity securities with no readily determinable fair value. These investments are carried at cost.

                     THE PB FINANCIAL SERVICES CORPORATION

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         Loans and Allowance for Loan Losses
         -----------------------------------
         Loans and Allowance for Loan Losses Loans are stated at principal amount outstanding, net of the allowance for loan losses and deferred loan fees. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loan origination fees, net of direct loan origination costs, are deferred and recognized as income over the life of the related loan on a level-yield basis.

         A loan is considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

         Accrual of interest is discontinued on a loan when management believes, after considering economic conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Interest previously accrued but not collected is reversed against current period earnings and interest is recognized on a cash basis when such loans are placed on nonaccrual status.

         The allowance for loan losses is established through a provision for loan losses charged to earnings. Loans are charged against the allowance for loan losses when management believes the collectibility of the principal is unlikely. The allowance represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible.

         Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and review of specific problem loans. In determining the adequacy of the allowance for loan losses, management uses a loan grading system that rates individual loans into nine risk classifications. These risk categories are assigned allocations of loss based on management's estimate of potential loss which is generally based on an analysis of historical loss experience, current economic conditions, performance trends, and discounted collateral deficiencies. The combination of these results is compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. Management uses an independent external loan reviewer to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated losses.

         While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different than those of management.

         Premises and Equipment
         ----------------------
         Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (or the lesser of the estimated useful lives or lease terms for leasehold improvements). When assets are retired or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is reflected in earnings for the period. The cost of maintenance and repairs which do not improve or extend the useful life of the respective asset is charged to expense as incurred, whereas significant renewals and improvements are capitalized. The range of estimated useful lives for premises and equipment are generally as follows:

           Buildings and improvements            10 - 40 years
           Furniture and equipment                3 - 10 years
           Leasehold improvements                     10 years

         Securities Sold Under Repurchase Agreements
         -------------------------------------------
         Repurchase agreements are treated as financing activities, and are carried at the amounts at which the securities will be repurchased as specified in the respective agreements.

                     THE PB FINANCIAL SERVICES CORPORATION

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
         Income Taxes
         ------------
         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Additionally, the recognition of future tax benefits is required to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

         In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Bank's assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

         Mortgage Referral Commissions
         -----------------------------
         The Company earns commissions from third party investors who fund residential mortgage loans for which the Company performs certain loan origination services. Accordingly, the loans are not funded or recorded by the Company, and the commissions are recorded as they are earned (i.e., when the loan closes) in the accompanying consolidated statements of earnings as mortgage referral commissions.

         Stock-Based Compensation
         ------------------------
         The Company has an employee stock option plan and a director stock option plan. The plans were adopted for the benefit of directors and key officers and employees in order that they may purchase Company stock at a price equal to the fair market value on the date of grant. A total of 100,000 shares were reserved for possible issuance under the employee stock option plan. A total of 157,612 shares were reserved for possible issuance under the director stock option plan. The options vest over periods of time as specified in the option agreements and expire after ten years.

         A summary of activity in these stock option plans is presented below:


                                                    2002                         2001
                                         ----------------------------   ---------------------------
                                                         Weighted                       Weighted
                                           Option     Average Option      Option     Average Option
                                           Shares     Price Per Share     Shares    Price Per Share
                                         ----------   ---------------   ---------   ---------------
Outstanding, beginning of year              228,698       $  10.04        213,198      $  10.00
Granted during the year                      25,500          13.61         15,500         10.58
Cancelled during the year                    (5,900)         10.00           --            --
Exercised during the year                      (600)         10.00           --            --
                                         ----------       --------      ---------      --------

Outstanding, end of year                    247,698       $  10.41        228,698      $  10.04
                                         ==========       ========      =========      ========

Number of shares exercisable                201,398       $  10.01        193,899      $  10.00
                                         ==========       ========      =========      ========

                     THE PB FINANCIAL SERVICES CORPORATION

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
         Stock-Based Compensation, continued
         As allowed under GAAP, no compensation expense has been recognized related to these plans. Had compensation cost been determined based upon the fair value of the options at the grant dates, the Company's net earnings and net earnings per share would have been reduced to the proforma amounts indicated below.


                                                                                                  2002                2001
                                                                                              -------------       ----------
Net earnings                       As reported                                                $   1,231,489          476,259
                                   Effect of stock option grant, net of tax                         (23,905)        (146,915)
                                                                                              -------------       ----------

                                   Proforma                                                   $   1,207,584          329,344
                                                                                              =============       ==========

Basic earnings per share           As reported                                                $        1.31             0.59
                                   Proforma                                                   $        1.29             0.41

Diluted earnings per share         As reported                                                $        1.23             0.57
                                   Proforma                                                   $        1.21             0.39


         The weighted average grant-date fair value of options granted in 2002 and 2001 was $4.35 and $6.96, respectively. The fair value of each option is estimated on the date of grant using the Minimum Value options-pricing model with the following weighted average assumptions used for grants in 2002 and 2001: dividend yield of 0%, risk-free interest rate of 4% and 5%, respectively, and an expected life of ten years. The options have a weighted average remaining contractual life of approximately seven years.

         Net Earnings Per Share
         Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

         The reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for each period is presented as follows:


FOR THE YEAR ENDED DECEMBER 31, 2002              Net             Common      Per Share
                                                Earnings          Shares        Amount
                                              ------------        -------      -------
Basic earnings per share                      $  1,231,489        939,212      $  1.31
                                                                               =======
Effect of stock options                               --           59,088
                                              ------------      ---------

Diluted earnings per share                    $  1,231,489        998,300      $  1.23
                                              ============      =========      =======

FOR THE YEAR ENDED DECEMBER 31, 2001              Net             Common      Per Share
                                                Earnings          Shares       Amount
                                              ------------        -------      -------

Basic earnings per share                      $    476,259        809,580      $  0.59
                                                                               =======
Effect of stock options                               --           33,093
                                              ------------      ---------

Diluted earnings per share                    $    476,259        842,673      $  0.57
                                              ============      =========      =======

                     THE PB FINANCIAL SERVICES CORPORATION

(2)      INVESTMENT SECURITIES
         Investment securities available for sale at December 31, 2002 and 2001 are as follows:


                                                                    December 31, 2002
                                               ----------------------------------------------------------------
                                                                     Gross           Gross
                                                Amortized         Unrealized       Unrealized        Estimated
                                                  Cost               Gains           Losses          Fair Value
                                              -------------         -------         --------         ----------
U.S. Government agencies                      $   7,158,707         185,124               --          7,343,831
Municipal securities                              4,195,870         140,976               74          4,336,772
Trust preferred securities                        1,000,000            --                 --          1,000,000
Mortgage-backed securities                        4,293,008          98,367               --          4,391,375
                                              -------------         -------         --------         ----------
    Total                                     $  16,647,585         424,467               74         17,071,978
                                              =============         =======         ========         ==========


                                                                    December 31, 2002
                                               ----------------------------------------------------------------
                                                                     Gross           Gross
                                                Amortized         Unrealized       Unrealized        Estimated
                                                  Cost               Gains           Losses          Fair Value
                                              -------------         -------         --------         ----------
U.S. Government agencies                      $   2,992,034          44,656           40,184          2,996,506
Municipal securities                              3,296,535           1,762           78,230          3,220,067
Corporate bonds                                   2,028,511         132,888             --            2,161,399
Mortgage-backed securities                        3,675,164         121,774             --            3,796,938
                                              -------------         -------         --------         ----------
    Total                                     $  11,992,244         301,080          118,414         12,174,910
                                              =============         =======         ========         ==========


         The amortized cost and estimated fair value of investment securities available for sale at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.


                                            Amortized        Estimated
                                             Cost            Fair Value
                                         -------------      -------------
Due within one year                      $   1,151,026          1,166,129
Due from one to five years                   8,449,827          8,673,641
Due from five to ten years                   1,476,354          1,552,341
Due after ten years                          1,277,370          1,288,492
Mortgage-backed securities                   4,293,008          4,391,375
                                         -------------      -------------
                                         $  16,647,585         17,071,978
                                         =============      =============

         For the years ended December 31, 2002 and 2001, the Company sold investment securities available for sale for $2,204,200 and $1,547,500, respectively, with the following gross gains and losses recognized:


                                      2002            2001
                                   ----------      ----------
         Gross gains               $  180,780          50,000
         Gross losses                    --            (2,500)
                                   ----------      ----------

                                   $  180,780          47,500
                                   ==========      ==========


         At December 31, 2002 and 2001 securities with a carrying value of approximately $5,845,000 and $4,355,000, respectively, were pledged to secure public deposits and for other purposes as required by law. Investment securities with a carrying value of approximately $2,714,000 and $4,858,000 at December 31, 2002 and 2001, respectively, were allocated by the Bank for collateral under repurchase agreements.

                     THE PB FINANCIAL SERVICES CORPORATION

(3)      LOANS
         Major classifications of loans at December 31, 2002 and 2001 are summarized as follows:


                                                                2002               2001
                                                            --------------      ------------
         Commercial                                         $   24,516,918        15,774,748
         Real estate - commercial and residential               59,851,148        48,814,217
         Real estate - construction                             44,308,943        24,707,770
         Real estate - home equity                               4,138,049         3,035,413
         Consumer                                                8,037,613         5,685,713
                                                            --------------      ------------

                                                               140,852,671        98,017,861
         Less:  Allowance for loan losses                        1,382,676           981,639
                Net deferred loan fees                             291,106           377,885
                                                            --------------      ------------

                                                            $  139,178,889        96,658,337
                                                            ==============      ============


         The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in Fulton County, Georgia. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

         Changes in the allowance for loan losses were as follows:


                                                      2002              2001
                                                  -------------       ---------
         Balance at beginning of year             $     981,639         741,629
         Provision charged to operations                406,269         240,010
         Loans charged off                              (10,682)           --
         Recoveries                                       5,450            --
                                                  -------------       ---------

         Balance at end of year                   $   1,382,676         981,639
                                                  =============       =========


(4)      PREMISES AND EQUIPMENT

         Major classifications of premises and equipment are summarized as follows:


                                                      2002              2001
                                                  ------------      ------------
         Land                                     $    610,482           610,482
         Buildings and improvements                  2,674,132         2,653,506
         Furniture and equipment                     1,654,189         1,411,862
         Leasehold improvements                        241,746           241,746
                                                  ------------      ------------

                                                     5,180,549         4,917,596

         Less accumulated depreciation               1,148,640           840,623
                                                  ------------      ------------

                                                  $  4,031,909         4,076,973
                                                  ============      ============


         Depreciation expense was $308,017 and $289,705 for the years ended December 31, 2002 and 2001, respectively.

         The Bank leases certain office facilities to third parties. During both 2002 and 2001, this rental income totaled approximately $78,000.

                      THE PB FINANCIAL SERVICES CORPORATION

(5)      DEPOSITS
         At December 31, 2002, the scheduled maturities of time deposits are as follows:

                 2003      $  85,574,395
                 2004          6,711,200
                 2005          4,070,810
                 2006            299,271
                 2007          1,445,770
                           -------------
                           $  98,101,446


(6)      NOTE PAYABLE AND OTHER BORROWINGS
         During 2002, the Company obtained a $250,000 line of credit with another financial institution. The debt is secured by 100% of the stock of the Bank, and calls for interest to be paid quarterly at the prime rate less 50 basis points. The line of credit matures in August 2003. The loan agreement contains covenants relating to the level of the allowance for loan losses, payments of dividends, regulatory capital adequacy and return on average assets. At December 31, 2002, the Company was in compliance with all loan covenants. The Company had no balances outstanding under this line of credit at December 31, 2002.

         During 2001, the Company obtained a $1,700,000 line of credit with another financial institution. The debt was unsecured, with a negative pledge on the stock of the Bank, and called for interest to be paid quarterly at the prime rate less 110 basis points. The loan agreement contained covenants relating to the level of the allowance for loan losses, regulatory capital adequacy and return on average assets. At December 31, 2001, the Company was in compliance with all loan covenants. The Company had $280,000 outstanding under this line of credit at December 31, 2001. During 2002, the Company cancelled this line of credit and paid all amounts due.

         During 2001 the Bank entered into a credit facility with the Federal Home Loan Bank ("FHLB") of Atlanta, whereby the FHLB provides credit to the Bank under varying terms. Amounts advanced by the FHLB are collateralized by a blanket lien on all 1-4 family first mortgage loans and selected commercial loans.

         The FHLB advances at December 31, 2002 and 2001 are summarized as follows:


                                        Interest     Rate
         Maturity Date                    Rate       Type         2002           2001
         -------------                   -----      ------     ----------      ---------
         December 23, 2002               2.45%      Fixed      $     --        3,700,000

         November 10, 2003               1.80%      Fixed       2,300,000           --

         June 23, 2004                   2.08%      Fixed       2,100,000           --

         December 23, 2004               2.31%      Fixed       2,000,000           --
                                                               ----------      ---------

                                                               $6,400,000      3,700,000
                                                               ==========      =========


         Additionally, the Bank has $4,000,000 available for the purchase of overnight federal funds from three correspondent financial institutions.

                     THE PB FINANCIAL SERVICES CORPORATION

(7)      TRUST PREFERRED SECURITIES
         In December 2002, the Company issued, through a wholly owned Delaware statutory trust, PB Capital Trust I (the "Trust"), $4,000,000 of Floating Rate Junior Subordinated Debentures (the "trust preferred securities"). These debentures qualify as Tier 1 capital under Federal Reserve Guidelines within certain limitations. All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the common securities and the trust preferred securities were used by the Trust to purchase $4,120,000 of junior subordinated debentures of the Company, which carry a deferrable floating rate equal to the Wall Street Journal prime rate plus 100 basis points. At December 31, 2002, this rate was 5.25%. The proceeds received by the Company from the sale of the junior subordinated debentures were used to strengthen the capital position of the Company and to accommodate current and future growth. The debentures and related accrued interest represent the sole assets of the Trust. The debentures and related earnings statement effects are eliminated in the Company's financial statements.

         The trust preferred securities accrue and pay distributions quarterly, equal to the Wall Street Journal prime rate plus 100 basis points per annum of the stated liquidation value of $50,000 per capital security. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of accrued and unpaid distributions required to be paid on the trust preferred securities, the redemption price with respect to any trust preferred securities called for redemption by the Trust, and payments due upon a voluntary or involuntary dissolution, winding up, or liquidation of the Trust.

         The trust preferred securities are mandatorily redeemable upon maturity of the debentures on December 31, 2032, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after December 31, 2007. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the unpaid principal amount, plus any accrued unpaid interest.

(8)      INCOME TAXES

         The components of income tax expense are as follows:

                                                                                    2002               2001
                                                                                ------------       ------------
                  Current                                                       $    829,971            370,346
                  Deferred                                                          (152,524)           (86,101)
                                                                                ------------       ------------

                                                                                $    677,447            284,245
                                                                                ============       ============


         The differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:


                                                                                   2002               2001
                                                                                ------------       ------------

         Pre-tax income at statutory rates                                      $    649,038            258,571
         Differences:
           Nondeductible meals and entertainment                                       8,597              8,167
           State taxes, net of federal benefit                                        48,594            (12,526)
           Tax exempt interest                                                       (47,340)           (22,724)
           Increase in cash surrender value of life insurance                        (25,142)           (10,396)
           Other                                                                      43,700             63,153
                                                                                ------------       ------------

                                                                                $    677,447            284,245
                                                                                ============       ============

                     THE PB FINANCIAL SERVICES CORPORATION

(8)      INCOME TAXES, CONTINUED
         The following summarizes the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities. The net deferred tax asset is included as a component of other assets at December 31, 2002 and 2001.


                                                                                        2002              2001
                                                                                     -----------       -----------
         Deferred tax assets:
             Allowance for loan losses                                               $   505,848           351,628
             Deferred loan fees                                                          110,504           143,445
             Deferred organizational costs                                                27,037            56,243
             Deferred compensation                                                        54,352              --
             Other                                                                        11,318            12,691
                                                                                     -----------       -----------

                         Total gross deferred tax assets                                 709,059           564,007
                                                                                     -----------       -----------

         Deferred tax liabilities:
             Unrealized gain on investment securities available for sale                (144,294)          (62,107)
             Accumulated depreciation                                                   (104,653)         (112,125)
                                                                                     -----------       -----------

                         Total gross deferred tax liabilities                           (248,947)         (174,232)
                                                                                     -----------       -----------

                         Net deferred tax asset                                      $   460,112           389,775
                                                                                     ===========       ===========


(9)      RELATED PARTY TRANSACTIONS
         The Bank conducts transactions with directors and executive officers, including companies in which they have beneficial interests, in the normal course of business. It is the policy of the Bank that loan transactions with directors and officers be made on substantially the same terms as those prevailing at the time made for comparable loans to other customers. The following is a summary of activity for related party loans for 2002:


         Beginning balance      $ 3,474,000
         New loans                3,737,000
         Repayments              (3,585,000)
                                -----------

         Ending balance         $ 3,626,000
                                ===========


         At December 31, 2002 and 2001, the Bank had deposit relationships with related parties of approximately $3,128,000 and $3,142,000, respectively.

         The Bank had a lease agreement with one of its directors for office space located in the Bank's building. Although the lease expired December 31, 2001, the Bank continues to lease the space on a month-to-month basis and requires monthly lease payments of $1,069 plus certain executory costs.

(10)     COMMITMENTS

         The Bank leases various banking facilities and equipment under operating lease arrangements. Future minimum lease payments required for all operating leases having a remaining term in excess of one year at December 31, 2002 are as follows:

                Year Ending December 31,                               Amount
                ------------------------                             ---------
                         2003                                        $  56,743
                         2004                                           54,647
                         2005                                           52,596
                         2006                                           54,174
                         2007                                           55,798
                         Thereafter                                    220,284
                                                                     ---------

                         Total minimum obligation                    $ 494,242
                                                                     =========


         The total rent expense was approximately $71,000 and $52,000 for 2002 and 2001, respectively.

                     THE PB FINANCIAL SERVICES CORPORATION

(10)     COMMITMENTS, CONTINUED
         The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

         The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

         In most cases, the Bank does require collateral or other security to support financial instruments with credit risk.

                                                                                                Contractual Amount
                                                                                          ------------------------------
                                                                                              2002              2001
                                                                                          ------------      ------------
         Financial instruments whose contract amounts represent credit risk:
              Commitments to extend credit                                                $ 33,995,000        40,704,000
              Standby letters of credit                                                   $  1,527,000         5,639,000


         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management's credit evaluation. Collateral held varies but may include unimproved and improved real estate, certificates of deposit, or personal property.

         Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to businesses in the Bank's delineated trade area. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds real estate, equipment, automobiles and customer deposits as collateral supporting those commitments for which collateral is deemed necessary.

(11)     BENEFIT PLANS
         The Bank has a 401(k) plan for the benefit of employees with eligibility subject to certain minimum age and service requirements. Under this plan, employees may contribute from two to fifteen percent of their salaries, up to the legal contribution limit. At its discretion, the Bank may match a portion of participants' contributions. The Bank may also make an annual discretionary profit sharing contribution to the plan. The Bank contributed approximately $15,800 and $14,600 to the plan in 2002 and 2001, respectively.

         During 2001, the Company adopted a post-retirement benefit plan to provide retirement benefits to certain of the Company's executive officers and its board of directors and to provide death benefits for the designated beneficiaries. Under this plan, single-premium, split-dollar, whole-life insurance contracts were purchased on the lives of certain executive officers and members of the board of directors. The increase in the cash surrender value of the contracts, less the Bank's cost of funds, constitutes the Company's contribution to the plan each year. In the event the insurance contracts fail to produce positive returns, the Company has no obligation to contribute to the plan. At December 31, 2002 and 2001, the cash surrender value of the insurance contracts was $2,097,522 and $1,307,576, respectively, and is included in the consolidated balance sheet as a component of other assets. For the years ended December 31, 2002 and 2001, the Company recorded income, representing the increase in the cash surrender value of the contracts, of approximately $74,000 and $31,000, respectively, and incurred expenses of approximately $72,000 and $8,600, respectively.

                     THE PB FINANCIAL SERVICES CORPORATION

(12)     REGULATORY MATTERS
         The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (all as defined). Management believes, as of December 31, 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

         As of December 31, 2002 the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

         The Company's and the Bank's actual capital amounts and ratios are presented below.

                                                                                                          To Be Well
                                                                                                      Capitalized Under
                                                                                 For Capital          Prompt Corrective
                                                           Actual             Adequacy Purposes       Action Provisions
                                                     -------------------     -------------------    ---------------------
                                                       Amount       Ratio      Amount      Ratio      Amount        Ratio
                                                     ---------     -----     ---------     -----    ---------       -----
                                                                              (dollars in thousands)
         AS OF DECEMBER 31, 2002:
          Total Capital (to Risk-Weighted Assets)
           Consolidated                              $  16,940      11.1%    $  12,215       8.0%          N/A       N/A
           Bank                                      $  16,549      10.9%    $  12,195       8.0%    $  15,244      10.0%
          Tier 1 Capital (to Risk-Weighted Assets)
           Consolidated                              $  15,409      10.1%    $   6,107       4.0%          N/A       N/A
           Bank                                      $  15,166      10.0%    $   6,098       4.0%    $   9,147       6.0%
          Tier 1 Capital (to Average Assets)
           Consolidated                              $  15,409       9.1%    $   6,777       4.0%          N/A       N/A
           Bank                                      $  15,166       9.0%    $   6,771       4.0%    $   8,463       5.0%

         AS OF DECEMBER 31, 2001:
          Total Capital (to Risk-Weighted Assets)
           Consolidated                              $  10,943       9.8%    $   8,900       8.0%          N/A       N/A
           Bank                                      $  11,118      10.0%    $   8,897       8.0%    $  11,121      10.0%
          Tier 1 Capital (to Risk-Weighted Assets)
           Consolidated                              $   9,961       9.0%    $   4,450       4.0%          N/A       N/A
           Bank                                      $  10,136       9.1%    $   4,449       4.0%    $   6,673       6.0%
          Tier 1 Capital (to Average Assets)
           Consolidated                              $   9,961       9.0%    $   4,413       4.0%          N/A       N/A
           Bank                                      $  10,136       9.2%    $   4,411       4.0%    $   5,514       5.0%

                     THE PB FINANCIAL SERVICES CORPORATION

(13)     SHAREHOLDERS' EQUITY
         Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. These restrictions for the Bank are based on the level of regulatory classified assets, prior year's earnings, and the ratio of equity capital to total assets. At December 31, 2002 and 2001, total stockholders' equity of the Bank was $15,446,465 and $10,257,423, respectively. The amount of dividends that the Bank could pay in 2003 without obtaining prior regulatory approval is approximately $634,000.

         During 2002 and 2001, the Company sold 26,332 and 139,869 shares of common stock, respectively, through a private placement at a price of $13.61 per share. The private placement resulted in the sale of a total of 166,201 shares of common stock (total proceeds of $2,261,996) and was completed on February 28, 2002. The proceeds of this offering were used to increase the Bank's regulatory capital ratios and for general corporate purposes.

(14)     OTHER OPERATING EXPENSE
         Other operating expense for the years ended December 31, 2002 and 2001 included the following items that exceeded one percent of total revenues:

                              2002       2001
                            --------    -------
         Data processing    $160,892    135,147
         Directors fees     $177,000     92,200


(15)     FAIR VALUE OF FINANCIAL INSTRUMENTS
         The Company is required to disclose fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company's financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather a good faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination, or issuance.

         Cash and Cash Equivalents
         -------------------------
         For cash, due from banks, interest-bearing deposits with banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

         Investment Securities
         ---------------------
         Fair values for investment securities are based on quoted market prices.

         Other Investments
         -----------------
         The carrying amount of other investments approximates fair value.

         Loans
         -----
         The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value.

         Cash Surrender Value of Life Insurance
         --------------------------------------
         The cash surrender value of life insurance policies are carried at the value for which such policies may be redeemed for cash.

         Deposits
         --------
         The fair value of demand deposits, interest-bearing demand deposits, and savings is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

                     THE PB FINANCIAL SERVICES CORPORATION

(15)     FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

         Securities Sold Under Repurchase Agreements
         -------------------------------------------
         Securities Sold Under Repurchase Agreements The carrying value of securities sold under repurchase agreements approximates fair value.

         FHLB advances
         -------------
         The fair value of FHLB advances is estimated based upon discounted future cash flows using a discount rate comparable to the current market rate for such borrowings.

         Note Payable
         ------------
         The carrying amount of the note payable approximates fair value.

         Trust Preferred Securities
         --------------------------
         Because the Company's trust preferred securities were issued at a floating rate, the carrying amount is a reasonable estimate of fair value.

         Commitments to Extend Credit and Standby Letters of Credit
         ----------------------------------------------------------
         Commitments to extend credit and standby letters of credit are generally short-term and at variable interest rates. Therefore, both the carrying value and estimated fair value associated with these instruments are immaterial.

         Limitations
         -----------
         Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

         Fair value estimates are based on existing on and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include deferred income taxes and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

         The carrying amount and estimated fair values of the Company's financial instruments at December 31, 2002 and 2001 are as follows:


                                                                           2002                              2001
                                                               ------------------------------       ---------------------------
                                                                Carrying           Estimated        Carrying         Estimated
                                                                  Amount           Fair Value         Amount         Fair Value
                                                               -------------       ----------       ----------       ----------
       Assets:
             Cash and cash equivalents                         $  15,552,438       15,552,438       11,628,756       11,628,756
             Investment securities available for sale          $  17,071,978       17,071,978       12,174,910       12,174,910
             Other investments                                 $     670,600          670,600          185,000          185,000
             Loans                                             $ 139,178,889      139,704,187       96,658,337       96,373,428
             Cash surrender value of life insurance            $   2,097,522        2,097,522        1,307,576        1,307,576

         Liabilities:
             Deposits                                          $ 155,989,039      156,803,370      109,332,412      110,286,508
             Securities sold under repurchase agreement        $   1,379,781        1,379,781        3,366,143        3,366,143
             Federal Home Loan Bank advances                   $   6,400,000        6,413,568        3,700,000        3,695,572
             Note payable                                      $        --               --            280,000          280,000
             Trust preferred securities                        $   4,000,000        4,000,000             --               --

                      THE PB FINANCIAL SERVICES CORPORATION

(16) THE PB FINANCIAL SERVICES CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION


                                 BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001


                                                                                      2002               2001
                                                                                  ------------      ------------
                                               Assets
Cash                                                                              $    153,586            64,708
Investment in subsidiaries                                                          15,566,465        10,257,423
Other assets                                                                           241,744            39,746
                                                                                  ------------      ------------

                                                                                  $ 15,961,795        10,361,877
                                                                                  ============      ============

                                   Liabilities and Shareholders' Equity
Other liabilities                                                                 $      4,511                --
Note payable                                                                                --           280,000
Junior subordinated debentures                                                       4,120,000                --
Shareholders' equity                                                                11,837,284        10,081,877
                                                                                  ------------      ------------

                                                                                  $ 15,961,795        10,361,877
                                                                                  ============      ============



                             STATEMENTS OF EARNINGS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                2002              2001
                                                           -------------       ----------
Interest expense                                           $     (33,812)         (20,057)
Other operating expenses                                         (24,116)         (18,764)
                                                           -------------       ----------

Loss before income tax benefit and equity in
     undistributed earnings of subsidiaries                      (57,928)         (38,821)

Income tax benefit                                                22,012           14,753
                                                           -------------       ----------

Loss before equity in undistributed
     earnings of subsidiaries                                    (35,916)         (24,068)

Equity in undistributed earnings of subsidiaries               1,267,405          500,327
                                                           -------------       ----------

Net earnings                                               $   1,231,489          476,259
                                                           =============       ==========

                      THE PB FINANCIAL SERVICES CORPORATION

(16) THE PB FINANCIAL SERVICES CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION, CONTINUED

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                                    2002               2001
                                                                                -------------       -------------
Cash flows from operating activities:
    Net earnings                                                                $   1,231,489             476,259
    Adjustments to reconcile net earnings to net cash used by
      operating activities:
        Equity in undistributed earnings of subsidiaries                           (1,267,405)           (500,327)
        Deferred income taxes                                                         (56,229)             11,183
        Change in other assets                                                         30,217             (25,929)
        Change in other liabilities                                                     4,511                  --
                                                                                -------------       -------------


            Net cash used by operating activities                                     (57,417)            (38,814)
                                                                                -------------       -------------

Cash flows used by investing activities, consisting of
    capital infusions in subsidiaries                                              (3,882,098)         (1,998,380)
                                                                                -------------       -------------

Cash flows from financing activities:
    Proceeds (repayments) of note payable                                            (280,000)            198,285
    Proceeds from issuance of junior subordinated debentures                        4,120,000                  --
    Transaction costs associated with trust preferred securities                     (175,986)                 --
    Issuance of common stock                                                          358,379           1,903,617
    Proceeds from exercise of stock options                                             6,000                  --
                                                                                -------------       -------------

                   Net cash provided by financing activities                        4,028,393           2,101,902
                                                                                -------------       -------------

                   Net change in cash                                                  88,878              64,708

Cash at beginning of year                                                              64,708                  --
                                                                                -------------       -------------


Cash at end of year                                                             $     153,586              64,708
                                                                                =============       =============