Form 10QSB
period 2003-03-31
P B FINANCIAL SERVICES CORP
filed 2003-05-15
CIK 1086173

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                              -------------------

   For quarter ended March 31, 2003       Commission File Number ____________

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

                  Yes  X              No
                      ---                ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

        COMMON STOCK, $5.00 PAR VALUE, 942,176 SHARES AS OF MAY 13, 2003

                                     INDEX

                                                                                       Page

Part I. Financial Information

           Consolidated Balance Sheets
              March 31, 2003 (Unaudited) and December 31, 2002                          3

           Consolidated Statements of Earnings
              Three months Ended March 31, 2003 and 2002
               (Unaudited)                                                              4

           Consolidated Statements of Comprehensive Income
             Three months Ended March 31, 2003 and 2002
             (Unaudited)                                                                5

           Consolidated Statements of Cash Flow
              Three months Ended March 31, 2003 and 2002
              (Unaudited)                                                               6

           Notes to Consolidated Financial Statements                                   7-9

           Management's Discussion and Analysis of
              Financial Condition and Results of Operations                             9-13

           Controls and Procedures                                                      14

Part II. Other Information

         Item 1. Legal Proceedings                                                      15
         Item 2. Changes in Securities and Use of Proceeds                              15
         Item 3. Defaults Upon Senior Securities                                        15
         Item 4. Submission of Matters to a Vote of Security Holders                    15
         Item 5. Other Information                                                      15
         Item 6. Exhibits and Reports on Form 8-K                                       15

         Signature                                                                      16

ITEM 1.         FINANCIAL STATEMENTS

                     THE PB FINANCIAL SERVICES CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002


                                                                          March 31, 2003    December 31,
                                                                           (Unaudited)          2002
                                                                          --------------    ------------
ASSETS
    Cash and due from banks                                                $  9,528,097        8,092,709
    Interest bearing deposits with banks                                        219,000          647,729
    Federal funds sold                                                        9,021,000        6,812,000
    Investment securities available for sale, at market value                16,364,875       17,071,978
    Other investments                                                           670,600          670,600
    Loans, net                                                              151,895,667      139,178,889
    Property and equipment, net                                               3,992,349        4,031,909
    Other assets                                                              3,874,423        3,767,038
                                                                           ------------     ------------
TOTAL ASSETS                                                               $195,566,011     $180,272,852
                                                                           ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
        Deposits
              Noninterest-bearing demand                                     16,073,238       15,825,206
              Interest-bearing demand and money market                       44,327,056       34,295,234
              Savings                                                         9,309,463        7,767,153
              Time deposits of $100,000 or more                              49,598,782       49,870,527
              Other time deposits                                            51,204,655       48,230,919
                                                                           ------------     ------------
                    Total deposits                                          170,513,194      155,989,039

        Repurchase agreements                                                 1,713,485        1,379,781
        Borrowings                                                            6,400,000        6,400,000
        Trust Preferred Securities                                            4,000,000        4,000,000
        Other liabilities                                                       806,604          666,748
                                                                           ------------     ------------
              Total liabilities                                             183,433,283      168,435,568
                                                                           ------------     ------------

Stockholders' equity:
       Common stock, $5.00 par value, 10,000,000 shares authorized
           942,176 shares issued and outstanding                              4,710,880        4,710,880
       Additional paid in capital                                             5,295,775        5,295,775
       Retained earnings                                                      1,867,190        1,550,530
       Accumulated other comprehensive income                                   258,883          280,099
                                                                           ------------     ------------
              Total stockholders' equity                                     12,132,728       11,837,284
                                                                           ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $195,566,011     $180,272,852
                                                                           ============     ============

** See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                  (UNAUDITED)

                                                                      Three Months     Three Months
                                                                          Ended           Ended
                                                                     March 31, 2003   March 31, 2002
                                                                     --------------   --------------
INTEREST INCOME
    Interest and fees on loans                                         $ 2,456,332     $ 1,789,463
    Interest on investment securities                                      187,038         176,062
    Interest on federal funds sold                                          15,383          18,454
                                                                       -----------     -----------
           Total interest income                                         2,658,753       1,983,979
                                                                       -----------     -----------

INTEREST EXPENSE
    Interest-bearing demand and money market                                60,208          98,313
    Savings                                                                 40,755             587
    Time deposits of $100,000 or more                                      366,244         378,300
    Other time deposits                                                    378,019         287,084
    Repurchase agreements                                                    4,157           9,840
    Trust Preferred                                                         54,127              --
    Other borrowings                                                        32,514          25,407
                                                                       -----------     -----------
           Total interest expense                                          936,024         799,531
                                                                       -----------     -----------

            Net interest income                                          1,722,729       1,184,448

PROVISION FOR LOAN LOSSES                                                  252,875          74,365
                                                                       -----------     -----------

           Net interest income after provision for loan losses           1,469,854       1,110,083
                                                                       -----------     -----------

OTHER OPERATING INCOME
    Service charges on deposit accounts                                     73,110          83,453
    Mortgage referral commissions                                          118,256         148,851
    Other income                                                            66,551          49,369
                                                                       -----------     -----------
           Total other income                                              257,917         281,673
                                                                       -----------     -----------

OTHER OPERATING EXPENSE
    Salaries and benefits                                                  654,098         636,624
    Occupancy and FF&E Expense                                             142,237         124,712
    Other expense                                                          412,384         319,696
                                                                       -----------     -----------
           Total other operating expense                                 1,208,719       1,081,032
                                                                       -----------     -----------

EARNINGS BEFORE INCOME TAXES                                               519,052         310,724

INCOME TAXES                                                               202,392         106,566

                                                                       -----------     -----------
NET EARNINGS                                                           $   316,660     $   204,158
                                                                       ===========     ===========

BASIC EARNINGS PER COMMON SHARE                                        $      0.34     $      0.22
                                                                       ===========     ===========
DILUTED EARNINGS PER COMMON SHARE                                      $      0.32     $      0.21
                                                                       ===========     ===========

** See accompanying notes to consolidated financial statements

                     THE PB FINANCIAL SERVICES CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                  (UNAUDITED)

                                                           Three Months Ended       Three Months Ended
                                                             March 31, 2003           March 31, 2002
                                                           ------------------       ------------------
Net earnings                                                   $ 316,660                $ 204,158

Other comprehensive income, net of tax:
    Unrealized loss on securities available for sale             (32,145)                 (43,335)
    Income tax effect                                            (10,929)                 (14,734)
                                                               ---------                ---------

Unrealized loss arising during the period, net of tax:           (21,216)                 (28,601)
                                                               ---------                ---------

Other comprehensive income                                       (21,216)                 (28,601)
                                                               ---------                ---------

Comprehensive income                                           $ 295,444                $ 175,557
                                                               =========                =========

** See accompanying notes to consolidated financial statements

                     THE PB FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                  (UNAUDITED)

                                                                                               2003               2002
                                                                                            -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                                              $   316,660            204,158
  Adjustments to reconcile net earnings to net cash provided by operating activities:
                   Depreciation of premises and equipment                                        83,220             74,788
                   Amortization of investment securities available for sale                      36,354              4,161
                   Provision for loan losses                                                    252,875             74,365
                   Change in net deferred loan fees                                              80,797              2,054
                   Change in other assets                                                       (96,456)          (118,510)
                   Change in other liabilities                                                  139,856            (41,517)
                                                                                            -----------        -----------
  Net cash provided by operating activities                                                     813,306            199,499
                                                                                            -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of investment securities available for sale                                      (1,981,113)        (1,528,136)
  Principal repayments of investment securities available for sale                            2,619,717            834,368
  Loans originated, net of principal repayments                                             (13,050,450)        (7,760,888)
  Acquisition of premises and equipment                                                         (43,660)           (75,063)
                                                                                            -----------        -----------
Net cash used by investing activities                                                       (12,455,506)        (8,529,719)
                                                                                            -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in borrowings                                                                            --             321,000
  Net change in repurchase agreements                                                          333,704          (2,031,140)
  Net increase in demand, money market and savings
      deposits                                                                              11,822,164          17,846,901
  Time deposits accepted, net of repayments                                                  2,701,991           1,210,043
  Proceeds from issuance of common stock                                                            --             358,379
                                                                                            -----------        -----------
Net cash provided by financing activities                                                    14,857,859         17,705,183
                                                                                            -----------        -----------

Net increase in cash and cash equivalents                                                     3,215,659          9,374,963
Cash and cash equivalents at beginning of period                                             15,552,438         11,628,756
                                                                                            -----------        -----------
Cash and cash equivalents at end of period                                                  $18,768,097        $21,003,719
                                                                                            ===========        ===========

Supplemental disclosures of cashflow information:

   Cash paid during the year for:
      Interest                                                                              $   981,740        $   797,178
      Income Taxes                                                                          $    10,000        $   142,750

   Noncash investing and financing activities:
      Change in accumulated other comprehensive income, net of tax                          $   (21,216)       $    28,601

** See accompanying notes to consolidated financial statements

                     THE PB FINANCIAL SERVICES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the financial statements of The PB Financial Services Corporation and its wholly owned subsidiary, The Peachtree Bank (collectively called the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes included in the Bank's annual report included on Form 10-KSB for the year ended December 31, 2002.

CRITICAL ACCOUNTING POLICIES

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

Some of the Company's assets and liabilities are recorded using various valuation techniques that require significant judgment as to recoverability. The collectibility of loans is reflected through the Company's estimate of the allowance for loan losses. The Company performs periodic and systematic detailed reviews of its lending portfolio to assess overall collectability. In addition, certain assets and liabilities are reflected at their estimated fair value in the consolidated financial statements. Such amounts are based on either quoted market prices or estimated values derived by the Company utilizing dealer quotes or market comparisons.

USE OF ESTIMATES

Management of the Company has made a number of estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

NOTE 2 - ORGANIZATION OF THE BUSINESS

The Bank was organized under the laws of the State of Georgia as a state-chartered commercial bank and began its banking operations on October 5, 1998. On July 15, 1999, the Bank became a subsidiary of The PB Financial Services Corporation (the "Company") as a result of a tax-free reorganization in which the stockholders of the Bank exchanged all outstanding Bank stock for stock in the Company.

The Bank's main office is located in Duluth, Georgia in North Fulton County. During the first quarter of 2001 the Bank opened a branch in Buford, Georgia in Gwinnett County. In July 2001, the Bank opened a branch in Dunwoody, Georgia in Dekalb County. This branch is operating under the trade name of "The Peachtree Bank of Dunwoody - A Division of The Peachtree Bank." In July 2001, the Bank received Trust Powers from the Georgia Department of Banking and Finance and the FDIC. The Trust and Financial Services Division of the Bank began operations during the first quarter of 2002.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

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

The following is an analysis of the allowance for loan losses for the three months ended March 31, 2003 and 2002:

                                            2003               2002
                                         ----------         ----------
Balance, beginning of period             $1,382,676         $  981,639
Provision for loan losses                   252,875             74,365
Less:
     Charge-offs                                 --                 --
     Recoveries                                  --                 --
                                         ----------         ----------
Net charge-offs                                  --                 --
                                         ----------         ----------
Balance, end of period                   $1,635,551         $1,056,004
                                         ==========         ==========

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the three months ended March 31, 2003 is as follows:

For the three months ended March 31, 2003


                                      Net Earnings    Common Shares   Amount Per Share
                                      ------------    -------------   ----------------
Basic earnings per share               $ 316,660          942,176        $    0.34
Effect of dilutive securities:
                Stock options                              58,274
                                       ---------        ---------        ---------
Diluted earnings per share             $ 316,660        1,000,450        $    0.32
                                       =========        =========        =========

The reconciliation of the amounts of both "basic earnings per share" and "diluted earnings per share" for the three months ended March 31, 2002 is as follows:

For the three months ended March 31, 2002

                                                  Net Earnings   Common Shares  Amount Per Share
                                                  ------------   -------------  ----------------
Basic earnings per share                           $ 204,158         934,403       $    0.22
Effect of dilutive securities:
                Stock options                                         59,834
                                                   ---------       ---------       ---------
Diluted earnings per share                         $ 204,158         994,237       $    0.21
                                                   =========       =========       =========

NOTE 5 - SHAREHOLDERS' EQUITY

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

This discussion contains certain forward-looking statements including statements relating to present or future trends or factors generally affecting the banking industry and specifically affecting The PB Financial Corporation's operations, markets and products. Without limiting the foregoing, the words "anticipates", "believes", "intends", "expects" or similar expressions are intended to identify forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Actual results could differ materially from those projected for many reasons including, without limitation, changing events and trends that have influenced the Company's assumptions. These trends and events include (1) changes in the interest rate environment which may reduce margins, (2) non-achievement of expected growth, (3) less favorable than anticipated changes in national and local business environments and securities markets (4) adverse changes in the regulatory requirements affecting the Company, (5) greater competitive pressures among financial institutions in the Company's market, and (6) greater than expected loan losses. Additional information and other factors that could affect future financial results are included in the Company's annual report included on Form 10-KSB for the year ended December 31, 2002.

FINANCIAL CONDITION

At March 31, 2003, the Company's total assets increased $15.3 million or 8.5% from December 31, 2002. Net loans, the primary category of assets, grew from $139.2 million to $151.9 million, an increase of $12.7 million. Deposits increased $14.5 million to $170.5 million during 2003. The majority of this deposit growth was in interest bearing demand and money market accounts which increased $10.0 million, certificate of deposit accounts which increased $2.7 million and savings deposits which increased $1.5 million. Savings deposits increases were primarily in the "The Peachtree Prime" account. This product is available for individuals and businesses with a rate of Prime less 2.5%. Interest bearing demand deposits increased $10.0 million from $34.3 million at December 31, 2002 to $44.3 million at March 31, 2003. This increase is primarily due to an IOLTA account at the Bank that was $6 million at December 31, 2002 and increased to $12.0 million at March 31, 2003. Time deposit growth is attributed to The Peachtree Bank offering a competitive interest rate in order to fund loan demand. The ratio of loans to deposits was 90% at March 31, 2003.

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

                      LOANS AND ALLOWANCE FOR LOAN LOSSES

At March 31, 2003, gross loans amounted to $153.9 million compared to $140.9 million at December 31, 2002, an increase of $13.0 million. Average loans represented 86.5% of total average earning assets for the three months ended March 31, 2003, compared to 88.3% for the year ended December 31, 2002. The increase in loans was mainly in real estate construction loans which increased $8 million due to the addition of new borrowing relationships as the result of an additional lender in the construction department.

Major classifications of loans are as follows:

                                                 March 31,      Percent of    December 31,    Percent of
                                                   2003           Total           2002           Total
                                                 ---------      ----------    ------------    ----------
                                                     (In Thousands)

Commercial                                       $ 23,851          15.50%       $ 24,517          17.41%
Real estate-construction                           52,284          33.97%         44,309          31.46%
Real estate-commercial and residential             65,529          42.58%         59,851          42.48%
Installment loans to individuals                    8,338           5.42%          8,038           5.71%
Real estate-home equity                             3,901           2.53%          4,138           2.94%
                                                 --------         ------         -------       --------
Total loans                                       153,903         100.00%        140,853         100.00%
Less: Allowance for loan losses                     1,636                          1,383
      Net deferred loan fees                          372                            291
                                                 --------                        -------
Loans, net                                       $151,895                       $139,179
                                                 ========                       ========

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

An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by management and presented to the Board of Directors on a quarterly basis. The Bank uses a methodology whereby all loans are assigned a risk rating of one (superior quality) to nine (loss). A reserve percentage is assigned for loans within that risk rating. Loans are categorized as one of the nine risk grades based on management's assessment of the overall credit quality of the loan, including payment history, financial position of the borrower, underlying collateral and internal credit review. The reserve percentages and determined by management based on its evaluation of losses inherent in the various risk grades. In addition, the Bank has engaged an outside loan review consultant to perform, and report on an annual basis, an independent review of the quality of the loan portfolio relative to the accurateness of the Bank's loan grading system. The allowance for loan losses is established through charges to expense in the form of a provision for loan losses. Loan losses and recoveries are charged and credited directly to the allowance. The allowance for loan losses was 1.06% and .98% of total loans outstanding at March 31, 2003 and December 31, 2002, respectively.

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

At March 31, 2003, non-accrual loans totaled $1,242,570 and were approximately ..81% of total loans. As of December 31, 2002, there was one loan on non-accrual in the amount of $588,204. Two of the non-accrual loans ($1.1 million) were foreclosed on April 1, 2003 and no loss is anticipated with the eventual sale of these properties. Total past due loans, including non-accrual loans, at March 31, 2003, were approximately $1,253,000 or .84% of total loans compared to $1,575,000 or 1.12% of total loans at December 31, 2002.

                                   LIQUIDITY

The Peachtree Bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors' accounts and to supply new borrowers with funds. To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match these to meet liquidity needs. It is the policy of the Bank to monitor its liquidity to meet regulatory requirements and the local funding requirements. The Bank calculates Liquidity Ratio by calculating the ratio of net cash, short term and marketable assets to new deposits and short-term liabilities. As of March 31, 2003, the ratio was 16%, which is within the Banks policy that requires a Liquidity Ratio of 15%.

In addition, the Bank has arrangements with correspondent banks for short-term unsecured advances up to $4,000,000. A minimal amount was borrowed under these arrangements in 2003 and 2002.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

The Company reported net income for the three months ended March 31, 2003 of $316,660 compared to $204,158 for the same period one year ago. The increase in net interest income was the largest reason for the increase in net income. Net interest income for the three months ended March 31, 2003 was $1,722,729 compared to $1,184,448 for the same period in 2002, with the increase attributed to a greater volume of interest earning assets that earn a higher interest rate than the rate paid on interest bearing liabilities. The increase in interest income due to volume of average earning assets was partially offset by the decrease in the yields for average earning assets. As of March 31, 2003, the yield on average earning assets was 6.13% compared to 6.50% for March 31, 2002. The decrease in the yield on average earning assets can be attributed to the reductions in the prime lending rate of the Bank.

The provision for loan losses for the three months ended March 31, 2003 was $252,875 compared to $74,365 for 2002. The provision for loan losses reflects management's estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately 1.0% of total loans outstanding at March 31, 2003 and 2002.

Non interest income for the three months ended March 31, 2003 was $257,917 compared to $281,673 for the same period one year ago. This decrease in non interest income is primarily attributable to the decrease in mortgage referral fees commissions of $31,000, a result of the decrease in the number mortgage loan officers at the Bank. The decrease in mortgage referral fees was partially offset by an increase in other income due to the trust department which was approximately $13,000 compared to $1,000 in the previous year.

Non-interest expense was $1,208,719 as of March 31, 2003, compared to $1,081,032 for the same period one year ago. The largest component of non-interest expense is salaries and benefits, which increased to $654,098 for the three-month period ended March 31, 2003 compared to $636,624 for the same period in the prior year. In addition, occupancy and FF&E expense increased $17,525 from $124,712 for the three months ended March 31, 2002 to $142,237 for the three months ended March 31, 2003. Other expenses increased $92,688 from $319,696 as of March 31, 2002 to $412,384 as of March 31, 2003. This increase is due to a combination of many factors, including a $23,000 increase is cash surrender value life insurance benefit expense and a $8,000 increase in legal fees. In addition, a $23,000 increase in directors fees (directors fees increased from $500 per month to $1,000 and committee fees increased to $300 per meeting). In addition, due to the increased number of branch locations, the Bank has experienced such increases as $5,000 in data processing, $8,000 in advertising, $4,000 increase in meals and entertainment. In addition, the Company has had approximately $7,000 in Other Real Estate Owned Expenses for loans that were in process of foreclosure at March 31, 2003.

                               CAPITAL RESOURCES

At March 31, 2003, the capital ratios of the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4% and total capital to risk-weighted assets of 8%. The following table presents the Bank's and Company's compliance with regulatory capital requirements at March 31, 2003.

In December of 2002, the Company participated in offering of trust preferred securities in the amount of $4 million. . The Company has treated the trust preferred securities as Tier 1 capital to the extent allowed for regulatory purposes, and the remainder as Tier 2 capital.

                                              The Peachtree Bank    Consolidated

Leverage capital ratio:                              8.41%              8.57%
Risk-based capital ratios:
         Tier 1 capital                              9.34%              9.50%
         Total capital                              10.32%             10.54%

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

                  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits

                  Exhibit 99.1

                  CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  (b) Report on Form 8-K

                  There were no reports on Form 8-K filed during the quarter ended March 31, 2003.

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


             THE PB FINANCIAL SERVICES CORPORATION



             May 13, 2003           /s/ MONTY G. WATSON
                                    -------------------
                                          Monty G. Watson
                                          President and Chief Executive
                                          Officer (Principal Executive Officer)



             May 13, 2003           /s/ KELLY J. JOHNSON
                                    --------------------
                                          Kelly J. Johnson
                                          Chief and Principal Financial Officer
                                          (Principal Financial and Principal
                                          Accounting Officer)

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report if there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         May 13, 2003               /s/MONTY G. WATSON
                                    ------------------
                                          Monty G. Watson
                                          President and Chief Executive Officer

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

         e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report if there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         May 13, 2003                       /s/KELLY J. JOHNSON
                                            -------------------
                                            Kelly J. Johnson
                                                     Chief Financial Officer