Form 10-Q
period 2003-06-30
P B FINANCIAL SERVICES CORP
filed 2003-08-14
CIK 1086173

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2003	Commission File Number

THE PB FINANCIAL SERVICES CORPORATION

(Exact name of registrant as specified in its charter)

Georgia	58-2466560

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Common Stock, $5.00 par value, 942,176 shares as of August 14, 2003

Item 1. Financial Statements

THE PB FINANCIAL SERVICES CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2003 and December 31, 2002

	June 30, 2003	December 31,
	(Unaudited)	2002

ASSETS
Cash and due from banks	$5,457,025	$8,092,709
Interest bearing deposits with banks	219,000	647,729
Federal funds sold	5,106,000	6,812,000
Investment securities available for sale, at market value	37,691,233	17,071,978
Other investments	725,000	670,600
Loans, net	153,536,297	139,178,889
Property and equipment, net	4,018,626	4,031,909
Other assets	4,096,469	3,767,038

TOTAL ASSETS	$210,849,650	$180,272,852

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Noninterest-bearing demand	23,131,920	15,825,206
Interest-bearing demand and money market	44,197,340	34,295,234
Savings	14,956,475	7,767,153
Time deposits of $100,000 or more	47,535,034	49,870,527
Other time deposits	55,722,333	48,230,919

Total deposits	185,543,102	155,989,039
Repurchase agreements	2,015,902	1,379,781
Borrowings	6,400,000	6,400,000
Trust Preferred Securities	4,000,000	4,000,000
Other liabilities	421,365	666,748

Total liabilities	198,380,369	168,435,568

Stockholders’ equity:
Common stock, $5.00 par value, 10,000,000 shares authorized 942,176 shares issued and outstanding	4,710,880	4,710,880
Additional paid in capital	5,295,775	5,295,775
Retained earnings	2,133,996	1,550,530
Accumulated other comprehensive income	328,630	280,099

Total stockholders’ equity	12,469,281	11,837,284

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$210,849,650	$180,272,852

** See accompanying notes to consolidated financial statements.

THE PB FINANCIAL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
For the Six Months Ended June 30, 2003 and 2002
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2003	June 30, 2002

INTEREST INCOME
Interest and fees on loans	$4,782,876	$3,842,213
Interest on investment securities	372,055	381,451
Interest on federal funds sold	46,904	47,305

Total interest income	5,201,835	4,270,969

INTEREST EXPENSE
Interest-bearing demand and money market	132,877	195,357
Savings	94,435	6,563
Time deposits of $100,000 or more	693,038	758,409
Other time deposits	753,131	657,763
Repurchase agreements	8,544	16,371
Trust Preferred	108,255	—
Other borrowings	65,323	54,244

Total interest expense	1,855,603	1,688,707

Net interest income	3,346,232	2,582,262
PROVISION FOR LOAN LOSSES	351,831	196,207

Net interest income after provision for loan losses	2,994,401	2,386,055

OTHER OPERATING INCOME
Service charges on deposit accounts	160,737	166,539
Mortgage referral commissions	282,305	233,415
Gain on Sale of OREO	73,459	—
Other income	180,822	137,768

Total other income	697,323	537,722

OTHER OPERATING EXPENSE
Salaries and benefits	1,489,921	1,255,107
Occupancy and FF&E Expense	332,999	293,832
Other expense	910,132	653,406

Total other operating expense	2,733,052	2,202,345

EARNINGS BEFORE INCOME TAXES	958,672	721,432
INCOME TAXES	375,206	251,246

NET EARNINGS	$583,466	$470,186

BASIC EARNINGS PER COMMON SHARE	$0.62	$0.50

DILUTED EARNINGS PER COMMON SHARE	$0.57	$0.47

THE PB FINANCIAL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended June 30, 2003 and 2002
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30, 2003	June 30, 2002

INTEREST INCOME
Interest and fees on loans	$2,326,544	$2,052,750
Interest on investment securities	185,017	205,389
Interest on federal funds sold	31,521	28,851

Total interest income	2,543,082	2,286,990

INTEREST EXPENSE
Interest-bearing demand and money market	72,669	97,044
Savings	53,680	5,976
Time deposits of $100,000 or more	326,794	380,109
Other time deposits	375,112	370,679
Repurchase agreements	4,387	6,531
Trust Preferred	54,128	—
Other borrowings	32,809	28,837

Total interest expense	919,579	889,176

Net interest income	1,623,503	1,397,814
PROVISION FOR LOAN LOSSES	98,956	121,842

Net interest income after provision for loan losses	1,524,547	1,275,972

OTHER OPERATING INCOME
Service charges on deposit accounts	87,627	83,086
Mortgage referral commissions	164,049	84,564
Gain on sale of OREO	73,459	—
Other income	114,271	88,399

Total other income	439,406	256,049

OTHER OPERATING EXPENSE
Salaries and benefits	835,823	618,483
Occupancy and FF&E Expense	190,763	169,120
Other expense	497,748	333,710

Total other operating expense	1,524,334	1,121,313

EARNINGS BEFORE INCOME TAXES	439,619	410,708
INCOME TAXES	172,814	144,680

NET EARNINGS	$266,805	$266,028

BASIC EARNINGS PER COMMON SHARE	$0.28	$0.28

DILUTED EARNINGS PER COMMON SHARE	$0.26	$0.27

** See accompanying notes to consolidated financial statements

THE PB FINANCIAL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2003 and 2002
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2003	June 30, 2002

Net earnings	$583,466	$470,186
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale	73,532	249,324
Income tax effect	(25,001)	(84,770)

Unrealized gain arising during the period, net of tax:	48,531	164,554

Other comprehensive income	48,531	164,554

Comprehensive income	$631,997	$634,740

** See accompanying notes to consolidated financial statements

THE PB FINANCIAL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
Six Months Ended June 30, 2003 and 2002
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2003	June 30, 2002

Cash flows from operating activities
Net earnings	$583,466	$470,186
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of premises and equipment	168,893	150,308
Amortization of investment securities available for sale	83,120	22,987
Provision for loan losses	351,831	196,207
Change in net deferred loan fees	(82,609)	5,173
Change in other assets	(77,432)	(85,432)
Change in other liabilities	(245,383)	(111,994)

Net cash provided by operating activities	781,886	647,435

Cash flows from investing activities
Purchases of cash surrender value life insurance	(277,000)	(277,000)
Purchases of investment securities available for sale	(24,561,486)	(6,135,634)
Principal repayments of investment securities available for sale	3,932,643	1,098,241
Purchases of other investment securities	(54,400)	—
Loans originated, net of principal repayments	(14,626,630)	(20,152,574)
Acquisition of premises and equipment	(155,610)	(146,727)

Net cash used by investing activities	(35,742,483)	(25,613,694)

Cash flows from financing activities
Increase in borrowings	—	1,216,000
Net change in repurchase agreements	636,121	(2,211,565)
Net increase in demand, money market and savings deposits	24,398,142	11,483,042
Time deposits accepted, net of repayments	5,155,921	21,374,835
Proceeds from issuance of common stock	—	358,379

Net cash provided by financing activities	30,190,184	32,220,691

Net increase in cash and cash equivalents	(4,770,413)	7,254,432
Cash and cash equivalents at beginning of period	15,552,438	11,628,756

Cash and cash equivalents at end of period	$10,782,025	$18,883,188

Supplemental disclosures of cashflow information:
Cash paid during the year for:
Interest	$1,915,950	$1,702,741
Income Taxes	$658,000	$323,750
Noncash investing and financing activities:
Change in accumulated other comprehensive income, net of tax	$48,531	$164,554

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

Operating results for the three-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes included in the Bank’s annual report included on Form 10-KSB for the year ended December 31, 2002.

Critical Accounting Policies

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. A description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2002 Annual Report to Shareholders. The following is a summary of the more judgmental and complex accounting policies of the Company.

Some of the Company’s assets and liabilities are recorded using various valuation techniques that require significant judgment as to recoverability. The collectibility of loans is reflected through the Company’s estimate of the allowance for loan losses. The Company performs periodic and systematic detailed reviews of its lending portfolio to assess overall collectability. In addition, certain assets and liabilities are reflected at their estimated fair value in the consolidated financial statements. Such amounts are based on either quoted market prices or estimated values derived by the Company utilizing dealer quotes or market comparisons.

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

The Bank’s main office is located in Duluth, Georgia in North Fulton County. The Bank currently has a branch in Lawrenceville, Georgia operating under the trade name of “The Peachtree Bank of Gwinnett” and another branch in Dunwoody, Georgia operating under the trade name of “The Peachtree Bank of Dunwoody.” In July 2001, the Bank received Trust Powers from the Georgia Department of Banking and Finance and the FDIC. The Trust and Financial Services Division of the Bank began operations during the first quarter of 2002. During the second quarter of 2003, the Bank opened two loan production offices, one in Roswell, Georgia and another in Cumming, Georgia. The Roswell, Georgia location is expected to be moved to a permanent facility and begin operations as a full service branch sometime during the fourth quarter.

Note 3 – Loans and Allowance for Loan Losses

Loans are reported at the gross amount outstanding, reduced by net deferred loan fees and a valuation allowance for loan losses. Interest income is recognized over the term of the loans based on the unpaid daily principal amount outstanding. Loan origination fees are deferred and recognized as income over the actual life of the loan using the interest method. Loans are generally placed on nonaccrual status when the payment of principal and/or interest is past due 90 days or more.

The following is an analysis of the allowance for loan losses for the six months ended June 30, 2003 and 2002:

	2003	2002

Balance, beginning of period	$1,382,676	$981,639
Provision for loan losses	351,831	196,207
Less:
Charge-offs	223,432	10,682
Recoveries	—	—

Net charge-offs	223,432	10,682

Balance, end of period	$1,511,075	$1,167,164

Note 4 – Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the six months ended June 30, 2003 is as follows:

For the six months ended June 30, 2003

	Net Earnings	Common Shares	Amount Per Share

Basic earnings per share	$583,466	942,176	$0.62
Effect of dilutive securities:
Stock options		73,218

Diluted earnings per share	$583,466	1,015,394	$0.57

The reconciliation of the amounts of both “basic earnings per share” and “diluted earnings per share” for the six months ended June 30, 2002 is as follows:

For the six months ended June 30, 2002

	Net Earnings	Common Shares	Amount Per Share

Basic earnings per share	$470,186	938,009	$0.50
Effect of dilutive securities:
Stock options		59,778

Diluted earnings per share	$470,186	997,787	$0.47

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three months ended June 30, 2003 is as follows:

For the three months ended June 30, 2003

	Net Earnings	Common Shares	Amount Per Share

Basic earnings per share	$266,805	942,176	$0.28
Effect of dilutive securities:
Stock options		87,997

Diluted earnings per share	$266,805	1,030,173	$0.26

The reconciliation of the amounts of both “basic earnings per share” and “diluted earnings per share” for the three months ended June 30, 2002 is as follows:

For the three months ended June 30, 2002

	Net Earnings	Common Shares	Amount Per Share

Basic earnings per share	$266,028	941,576	$0.28
Effect of dilutive securities:
Stock options		59,722

Diluted earnings per share	$266,028	1,001,298	$0.27

Note 5 – Stock-Based Compensation

The Company has an employee stock option plan and a director stock option plan. The plans were adopted for the benefit of directors and key officers and employees in order that they may purchase Company stock at a price equal to the fair market value on the date of grant. A total of 200,000 shares were reserved for possible issuance under the employee stock option plan. A total of 157,612 shares were reserved for possible issuance under the director stock option plan. The options vest over periods of time as specified in the option agreements and expire after ten years. During the six months ended June 30, 2003, 7,500 options were granted and no options were cancelled or exercised.

At June 30, 2003, a total of 255,198 options were outstanding and 207,848 option shares were exercisable at a weighted average option price per share of $10.01.

As allowed under GAAP, no compensation expense has been recognized related to these plans. Had compensation cost been determined based upon the fair value of the options at the grant dates, the Company’s net earnings and net earnings per share would have been reduced to the proforma amounts indicated below.

		Six Months
		Ended

		June 30, 2003

Net earnings	As reported	$583,466
	Effect of stock option grant, net of tax	(19,273)

	Proforma	$564,193

Basic earnings per share	As reported	$.62
	Proforma	$.60
Diluted earnings per share	As reported	$.57
	Proforma	$.56

The weighted average grant-date fair value of options granted in 2003 and 2002 was $4.35. The fair value of each option is estimated on the date of grant using the Minimum Value options-pricing model with the following weighted average assumptions used for grants in 2003 and 2002: dividend yield of 0%, risk-free interest rate of 4% and an expected life of ten years. The options have a weighted average remaining contractual life of approximately six years.

Note 6 – Shareholders’ Equity

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

FINANCIAL CONDITION

At June 30, 2003, the Company’s total assets increased $30.6 million or 17.0% from December 31, 2002. Net loans, the primary category of assets, grew from $139.2 million to $153.5 million, an increase of $10.4 million. The majority of this increase was due to loan growth of approximately $4.5 million in the commercial loan portfolio at the Duluth office and $3.7 million increase in the commercial loan portfolio of our expanded Gwinnett office. Investment securities increased $20.6 due to excess liquidity from a significant increase in deposit accounts. Approximately $16.0 million was used to purchase a short term US Treasury Bill that matured in July 2003 with the proceeds being used to fund expected loan demand in the third quarter.

Deposits increased $29.6 million to $185.5 million during 2003. The majority of this deposit growth was in interest bearing demand and money market accounts which increased $9.9 million, certificate of deposit accounts which increased $5.2 million and savings deposits which increased $7.2 million. Savings deposits increases were primarily attributable to the “The Peachtree Prime” account. This product is available for individuals and businesses with a rate of Prime less 2.5%. The majority of demand deposit growth is due to a new deposit relationship which has resulted in an average monthly balance of $5.0 million in non interest bearing accounts and $10.0 million in interest bearing demand. Time deposit growth is attributed to The Peachtree Bank offering a competitive interest rate in order to fund loan demand. The ratio of loans to deposits was 83.6% at June 30, 2003 and 90.0% at June 20, 2002.

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

Loans and Allowance for Loan Losses

At June 30, 2003, gross loans amounted to $155.1 million compared to $140.9 million at December 31, 2002, an increase of $14.2 million. Average loans represented 80.9% of total average earning assets for the six months ended June 30, 2003, compared to 88.3% for the year ended December 31, 2002.

Major classifications of loans are as follows:

	June 30,	Percent of	December 31,	Percent of
	2003	Total	2002	Total

	(In Thousands)
Commercial	$24,922	16.04%	$24,517	17.41%
Real estate-construction	50,483	32.48%	44,309	31.46%
Real estate-commercial and residential	66,478	42.77%	59,851	42.48%
Installment loans to individuals	8,918	5.74%	8,038	5.71%
Real estate-home equity	4,620	2.97%	4,138	2.94%

Total loans	155,421	100.00%	140,853	100.00%
Less: Allowance for loan losses	1,511		1,383
Net deferred loan fees	374		291

Loans, net	$153,536		$139,179

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

An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by management and presented to the Board of Directors on a quarterly basis. The Bank uses a methodology whereby all loans are assigned a risk rating of one (superior quality) to nine (loss). Loans are categorized as one of the nine risk grades based on management’s assessment of the overall credit quality of the loan, including payment history, financial position of the borrower, underlying collateral and internal credit review. The reserve percentages are determined by management based on its evaluation of losses inherent in the various risk grades. A required reserve percentage is assigned for loans within that risk rating. In addition, the Bank has engaged an outside loan review consultant to perform, and report on an annual basis, an independent review of the quality of the loan portfolio relative to the accurateness of the Bank’s loan grading system. The allowance for loan losses is established through charges to expense in the form of a provision for loan losses. Loan losses and recoveries are charged and credited directly to the allowance. The allowance for loan losses was .98% of total loans outstanding at June 30, 2003 and December 31, 2002.

The Bank’s allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses compared to a group of peer banks identified by the regulators. During their routine examinations of banks, the Federal Reserve and the Department of Banking and Finance may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

At June 30, 2003, there were no non-accrual loans and as of December 31, 2002, there was one loan on non-accrual in the amount of $588,204. Total loans past due greater than 30 days, including non-accrual loans, at June 30, 2003, were approximately $2,938,000 or 1.89 % of total loans compared to $1,575,000 or 1.12% of total loans as December 31, 2002.

Liquidity

The Peachtree Bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors’ accounts and to supply new borrowers with funds. To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match these to meet liquidity needs. It is the policy of the Bank to monitor its liquidity to meet regulatory requirements and the local funding requirements. The Bank calculates Liquidity Ratio by calculating the ratio of net cash, short term and marketable assets to deposits and short-term liabilities. As of June 30, 2003, the ratio was 24%, which is within the Banks policy that requires a Liquidity Ratio of 15%.

In addition, the Bank has arrangements with correspondent banks for short-term unsecured advances up to $4,000,000. A minimal amount was borrowed under these arrangements in 2003 and 2002.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

The Company reported net income for the six months ended June 30, 2003 of $583,466 compared to $470,186 for the same period one year ago. The increase in net interest income was the largest reason for the increase in net income. Net interest income for the six months ended June 30, 2003 was $3,346,232 compared to $2,582,262 for the same period in 2002, with the increase attributed to a greater volume of interest earning assets that earn a higher interest rate than the rate paid on interest bearing liabilities. The increase in interest income due to volume of average earning assets was partially offset by the decrease in the yields for average earning assets. As of June 30, 2003, the Company’s net interest margin was 3.74% compared to 4.04% for June 30, 2002. As of June 30, 2003, the yield on average earning assets was 5.52% compared to 6.45% for June 30, 2002. The decrease in the yield on average earning assets can be attributed to the reductions in the prime lending rate of the Bank.

The provision for loan losses for the six months ended June 30, 2003 was $351,831 compared to $196,207 for 2002. The provision for loan losses reflects management’s estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately 1.0% of total loans outstanding at June 30, 2003 and 2002.

Non interest income for the six months ended June 30, 2003 was $697,323 compared to $537,722 for the same period one year ago. The largest component of this increase was a $73,459 gain recognized on sale of two properties that were foreclosed on April 1, 2003 and subsequently sold during the second quarter. Additionally, the increase in non interest income is attributable to the increase in mortgage referral fee commissions of $49,000, a result of the increase in the number mortgage loans originated by the Bank. Additionally, the trust department recognized approximately $25,000 in income compared to $7,000 in the previous year and the cash surrender value of life insurance increased $15,000.

Non-interest expense was $2,733,052 as of June 30, 2003, compared to $2,202,345 for the same period one year ago. The largest component of non-interest expense is salaries and benefits, which increased to $1,498,921 for the three-month period ended June 30, 2003 compared to $1,255,107 for the same period in the prior year. This increase was primarily due the Buford branch relocating to Lawrenceville during the second quarter, 2003. In conjunction with this move an additional six employees were added to staff the larger location. Also, the Bank opened two loan production offices during the second quarter which resulted in an additional six salaried employees and fourteen commissioned based mortgage employees.

In addition, occupancy and FF&E expense increased $39,167 from $293,832 for the six months ended June 30, 2002 to $332,999 for the six months ended June 30, 2003. This increase is primarily attributed to relocation of our Gwinnett office to a larger location and the opening of two loan production offices.

Other expenses increased $256,726 from $653,406 as of June 30, 2002 to $910,132 as of June 30, 2003. Other operating expenses associated with the new locations were approximately $10,000. Other factors contributing to the increase in other expenses include a $35,000 increase in cash surrender value life insurance benefit expense and a $48,000 increase in directors fees (directors fees increased from $500 per month to $1,000 and committee fees increased to $300 per meeting). Additionally, legal fees increase $23,000 due to an increased number of loan charge offs during 2003 and other various legal costs. In addition, due to the increased number of branch locations, the Bank has experienced such increases as $19,000 in data processing and $10,000 in meals and entertainment. During the second quarter 2003, the Company incurred approximately $22,000 in other real estate owned expenses for loans that foreclosed in April 2003.

Income tax expense for June 30, 2003 was $375,206 compared to $251,246 for the same period one year ago. For the six month period ended June 30, 2003 and 2002 the Company used an effective tax rate of 39.1% and 34.8%, respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

The Company reported net income for the three months ended June 30, 2003 of $266,805 compared to $266,028 for the same period one year ago. Net interest income for the three months ended June 30, 2003 was $1,623,503 compared to $1,397,814 for the same period in 2002.

The provision for loan losses for the three months ended June 30, 2003 was $98,956 compared to $121,842 for 2002. The provision for loan losses reflects management’s estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately 1.0% of total loans outstanding at June 30, 2003 and 2002.

Non interest income for the three months ended June 30, 2003 was $439,406 compared to $256,049 for the same period one year ago. The largest component of this increase was a $73,459 gain recognized on the sale of two properties that were foreclosed on April 1, 2003 and sold during the quarter ended June 30, 2003. The increase in non interest income was also due to the increase in mortgage referral fee commissions of $79,000, a result of the increase in the number mortgage originations at the Bank and the trust department which recognized approximately $13,000 for the same three month period.

Non-interest expense was $1,524,334 as of June 30, 2003, compared to $1,121,313 for the same period one year ago. The largest component of non-interest expense is salaries and benefits, which increased to $835,823 for the three-month period ended June 30, 2003 compared to $618,483 for the same period in the prior year. This increase is due to an increase in the number of employees as a result of recent branch relocation and formation. In addition, occupancy and FF&E expense increased $21,643 from $169,120 for the three months ended June 30, 2002 to $190,763 for the three months ended June 30, 2003.

Other expenses increased $164,038 from $333,710 at June 30, 2002 to $497,748 as of June 30, 2003. The increase is attributable to various items including operating expenses associated with the new locations totaling approximately $10,000, a $12,000 increase in cash surrender value life insurance benefit expense, a $15,000 increase in legal fees and a $25,000 increase in directors fees (directors fees increased from $500 per month to $1,000 and committee fees increased to $300 per meeting). Additionally, due to the increased number of branch locations, the Bank has experienced such increases as $14,000 in data processing, $5,000 in donations and charity, $8,000 in dues and subscriptions, $6,000 in meals and entertainments and $6,000 in postage and freight. During the second quarter 2003, the Company incurred approximately $16,000 in Other real estate owned expenses for loans that foreclosed in April 2003.

Capital Resources

At June 30, 2003, the capital ratios of the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4% and total capital to risk-weighted assets of 8%. The following table presents the Bank’s and Company’s compliance with regulatory capital requirements at June 30, 2003.

In December of 2002, the Company participated in an offering of trust preferred securities in the amount of $4 million. The Company has treated the trust preferred securities as Tier 1 capital to the extent allowed for regulatory purposes, and the remainder as Tier 2 capital.

	The Peachtree Bank	Consolidated
Leverage capital ratio:	8.28%	8.47%
Risk-based capital ratios:
Tier 1 capital	9.38%	9.60%
Total capital	10.28%	10.50%

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

Part II Other Information

ITEM 1. LEGAL PROCEEDINGS

The Company is party to claims and lawsuits arising in the course of their normal business activities. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management and counsel that none of these matters, when resolved, will have a material effect on the Company’s consolidated results of operations or financial position.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders held on April 29, 2003, the following Class II directors were reelected as directors of The PB Financial Services Corporation and were approved to serve an additional three year term ending in 2006.

	Votes For	Votes Withheld

Charles L. Douglas	540,004	3,560
Dexter R. Floyd	540,004	3,560
J. Edwin Howard	540,004	3,560
John J. Howard	540,004	3,560

At the Company’s Annual Meeting of Shareholders held on April 29, 2003, The Peachtree Bank’s 1998 Stock Option plan was amended to increase the number of shares reserved for issuance under the Plan from 100,000 to 200,000 and to extend the Company’s commitment to issue shares of its common stock upon exercise of the options that may be issued under the Plan.

Votes For	Votes Against	Votes Withheld

500,529	24,660	18,375

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 31

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(b)	Report on Form 8-K

There were no reports on Form 8-K filed during the quarter ended June 30, 2003.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PB FINANCIAL SERVICES CORPORATION

August 14, 2003	/s/ MONTY G. WATSON

Monty G. Watson
President and Chief Executive
Officer (Principal Executive Officer)

August 14, 2003	/s/ KELLY J. JOHNSON

Kelly J. Johnson
Chief and Principal Financial Officer
(Principal Financial and Principal
Accounting Officer)