Form 10QSB
period 2003-09-30
P B FINANCIAL SERVICES CORP
filed 2003-11-14
CIK 1086173

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2003   Commission File Number

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

Common Stock, $5.00 par value, 1,398,930 shares as of November 14, 2003

Item 1. Financial Statements

THE PB FINANCIAL SERVICES CORPORATION
CONSOLIDATED BALANCE SHEETS
September 30, 2003 and December 31, 2002

	September 30, 2003	December 31,
	(Unaudited)	2002

ASSETS
Cash and due from banks	$8,398,373	$8,092,709
Interest bearing deposits with banks	1,198,936	647,729
Federal funds sold	25,864,000	6,812,000
Investment securities available for sale, at market value	23,447,482	17,071,978
Other investments	725,000	670,600
Loans, net	177,329,013	139,178,889
Property and equipment, net	4,239,931	4,031,909
Other assets	4,328,782	3,767,038

TOTAL ASSETS	$245,531,517	$180,272,852

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits Noninterest-bearing demand	38,748,689	15,825,206
Interest-bearing demand and money market	50,135,383	34,295,234
Savings	21,316,379	7,767,153
Time deposits of $100,000 or more	46,177,707	49,870,527
Other time deposits	60,132,404	48,230,919

Total deposits	216,510,562	155,989,039
Repurchase agreements	2,425,863	1,379,781
Borrowings	6,400,000	6,400,000
Other liabilities	556,316	666,748
Trust Preferred Securities	4,000,000	4,000,000

TOTAL LIABILITIES	229,892,741	168,435,568

Stockholders’ equity:
Common stock, $5.00 par value, 10,000,000 shares authorized 1,128,497 and 942,176 shares issued and outstanding	5,642,495	4,710,880
Additional paid in capital	7,764,555	5,295,775
Retained earnings	2,150,249	1,550,530
Accumulated other comprehensive income	81,477	280,099

Total stockholders’ equity	15,638,776	11,837,284

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$245,531,517	$180,272,852

** See accompanying notes to consolidated financial statements.

THE PB FINANCIAL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended September 30, 2003 and 2002
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30, 2003	September 30, 2002

INTEREST INCOME
Interest and fees on loans	$2,588,618	2,237,422
Interest on investment securities	188,792	188,147
Interest on federal funds sold	41,306	20,971

Total interest income	2,818,716	2,446,540

INTEREST EXPENSE
Interest-bearing demand and money market	75,927	85,823
Savings	69,883	19,119
Time deposits of $100,000 or more	343,332	425,280
Other time deposits	409,980	376,689
Repurchase agreements	4,387	5,644
Trust preferred securities	51,550	—
Other borrowings	33,233	36,828

Total interest expense	988,292	949,383

Net interest income	1,830,424	1,497,157
PROVISION FOR LOAN LOSSES	290,150	128,229

Net interest income after provision for loan losses	1,540,274	1,368,928

OTHER OPERATING INCOME
Service charges on deposit accounts	103,566	98,347
Gain on sale of Investments	—	204,704
Mortgage referral commissions	308,888	59,688
Gain on sale of OREO	375	—
Other income	63,828	62,397

Total other income	476,657	425,136

OTHER OPERATING EXPENSE
Salaries and benefits	1,184,480	563,645
Occupancy and FF&E Expense	176,326	158,256
Other expense	624,842	414,326

Total other operating expense	1,985,648	1,136,227

EARNINGS BEFORE INCOME TAXES	31,283	657,837
INCOME TAXES	15,030	238,343
NET EARNINGS	$16,253	$419,494

BASIC EARNINGS PER COMMON SHARE	$0.02	$0.45

DILUTED EARNINGS PER COMMON SHARE	$0.02	$0.43

** See accompanying notes to consolidated financial statements

THE PB FINANCIAL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
For the Nine Months Ended September 30, 2003 and 2002
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2003	September 30, 2002

INTEREST INCOME
Interest and fees on loans	$7,371,494	6,079,635
Interest on investment securities	560,847	569,598
Interest on federal funds sold	88,210	68,276

Total interest income	8,020,551	6,717,509

INTEREST EXPENSE
Interest-bearing demand and money market	208,804	281,180
Savings	164,318	25,682
Time deposits of $100,000 or more	1,036,370	1,183,689
Other time deposits	1,163,111	1,034,452
Repurchase agreements	12,931	22,015
Trust preferred securities	159,805	—
Other borrowings	98,556	91,073

Total interest expense	2,843,895	2,638,091

Net interest income	5,176,656	4,079,418
PROVISION FOR LOAN LOSSES	641,981	324,436

Net interest income after provision for loan losses	4,534,675	3,754,982

OTHER OPERATING INCOME
Service charges on deposit accounts	264,303	264,886
Gain on sale of Investments		204,704
Mortgage referral commissions	591,193	293,103
Gain on sale of OREO	73,834	—
Other income	244,650	200,165

Total other income	1,173,980	962,858

OTHER OPERATING EXPENSE
Salaries and benefits	2,674,401	1,818,752
Occupancy and FF&E Expense	509,325	452,088
Other expense	1,534,974	1,067,731

Total other operating expense	4,718,700	3,338,571

EARNINGS BEFORE INCOME TAXES	989,955	1,379,269
INCOME TAXES	390,236	489,589
NET EARNINGS	$599,719	$889,680

BASIC EARNINGS PER COMMON SHARE	$0.64	$0.95

DILUTED EARNINGS PER COMMON SHARE	$0.59	$0.89

** See accompanying notes to consolidated financial statements

THE PB FINANCIAL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2003 and 2002
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2002

Net earnings	$599,719	$889,680
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale	(300,942)	479,044
Income tax effect	(102,320)	162,875

Unrealized gain (loss) arising during the period, net of tax:	(198,622)	316,169

Reclassification adjustment for gain/loss included in net earnings, net of tax	—	(204,704)
Income tax effect of reclassification adjustments	—	(69,599)

	—	(135,105)

Other comprehensive income (loss)	(198,622)	181,064
Comprehensive income	$401,097	$1,070,744

** See accompanying notes to consolidated financial statements

THE PB FINANCIAL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
Nine Months Ended September 30, 2003 and 2002
(Unaudited)

	2003	2002

Cash flows from operating activities
Net earnings	$599,719	$889,680
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of premises and equipment	267,054	229,013
Amortization of investment security available for sale	177,231	52,416
Provision for loan losses	641,981	324,436
Gain on sale of investment security available for sale	—	(204,704)
Gain on sale of OREO	(73,834)	—
Increase/(decrease) in net deferred loan fees	317,924	(43,834)
Increase in other assets	(182,424)	(87,713)
Increase in other liabilities	(110,432)	61,976

Net cash provided by operating activities	1,637,219	1,221,270

Cash flows from investing activities
Purchase of cash surrender value life insurance	(277,000)	(716,000)
Purchases of investment securities available for sale	(29,667,883)	(9,029,400)
Principal repayments of investment securities available for sale	22,814,206	1,632,176
Purchases of other investments	(54,400)	2,024,174
Loans originated, net of principal repayments	(40,208,390)	(31,156,132)
Acquisition of premises and equipment	(475,076)	(171,717)
Proceeds from sale of OREO	1,172,735	—

Net cash used by investing activities	46,696,348	(37,416,899)

Cash flows from financing activities
Increase in borrowings	—	1,626,000
Net change in repurchase agreements	1,046,082	(1,880,339)
Net increase in demand, money market and savings deposits	52,312,858	17,839,099
Time deposits accepted, net of repayments	8,208,665	26,370,705
Proceeds from issuance of Common Stock	3,400,395	358,378

Net cash provided by financing activities	64,968,000	44,313,843

Net increase in cash and cash equivalents	19,908,871	8,118,214
Cash and cash equivalents at beginning of period	15,552,438	11,628,756

Cash and cash equivalents at end of period	$35,461,309	$19,746,970

Supplemental disclosures of cashflow information:
Cash paid during the year for:
Interest	$2,855,251	$2,623,778
Income Taxes	$658,000	$526,000
Noncash investing and financing activities:
Change in accumulated other comprehensive income, net of tax	$(198,622)	$181,064
Transfer of loans to OREO	$1,098,901	—

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

Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes included in the Bank’s annual report included on Form 10-KSB for the year ended December 31, 2002.

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

The following is an analysis of the allowance for loan losses for the nine months ended September 30, 2003 and 2002:

	2003	2002

Balance, beginning of period	$1,382,676	$981,639
Provision for loan losses	641,981	324,436
Less:
Charge-offs	(287,824)	(10,682)
Recoveries	46,971	5,450

Net charge-offs	(240,853)	(5,232)

Balance, end of period	$1,783,804	$1,300,843

Note 4 – Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three months and nine months ended September 30, 2003 is as follows:

For the three months ended September 30, 2003

	Net Earnings	Common Shares	Amount Per Share

Basic earnings per share	$16,253	944,201	$0.02
Effect of dilutive securities:
Stock options		102,922

Diluted earnings per share	$16,253	1,047,123	$0.02

For the nine months ended September 30, 2003

	Net Earnings	Common Shares	Amount Per Share

Basic earnings per share	$599,719	942,858	$0.64
Effect of dilutive securities:
Stock options		73,291

Diluted earnings per share	$599,719	1,016,149	$0.59

The reconciliation of the amounts of both “basic earnings per share” and “diluted earnings per share” for the three and nine months ended September 31, 2002 is as follows:

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

Note 5 – Shareholders’ Equity

     During the third and fourth quarter of 2003, the company issued shares of common stock through a private placement at a price of $18.25 per share. As of September 30, 2003, the bank had sold 186,321 shares of common stock, with proceeds of $3.4 million. An additional 270,433 shares of common stock, with proceeds of $4.9 million had been sold as of November 14, 2003. The private placement will be completed during the fourth quarter of 2003. The proceeds of this offering were used to increase the Bank’s regulatory capital ratios and for general corporate purposes.

Note 6 – Stock-Based Compensation

The Company has an employee stock option plan and a director stock option plan. The plans were adopted for the benefit of directors and key officers and employees in order that they may purchase Company stock at a price equal to the fair market value on the date of grant. A total of 200,000 shares were reserved for possible issuance under the employee stock option plan. A total of 158,198 shares were reserved for possible issuance under the director stock option plan. The options vest over periods of time as specified in the option agreements and expire after ten years. During the nine months ended September 30, 2003, 33,950 options were granted with a weighted average exercise price of $17.22 and no options were cancelled or exercised.

At September 30, 2003, a total of 281,648 options were outstanding and 211,073 option shares were exercisable at a weighted average option price per share of $10.07.

As allowed under GAAP, no compensation expense has been recognized related to these plans. Had compensation cost been determined based upon the fair value of the options at the grant dates, the Company’s net earnings and net earnings per share would have been reduced to the proforma amounts indicated below.

		Nine Months Ended
		September 30, 2003

Net earnings	As reported	$599,719
	Effect of stock option	(28,910)
	grant, net of tax

	Proforma	$570,809

Basic earnings per share	As reported	$0.64
	Proforma	$0.61
Diluted earnings per share	As reported	$0.59
	Proforma	$0.56

The weighted average grant-date fair value of options granted in 2003 and 2002 was $6.25 and $4.35, respectively. The fair value of each option is estimated on the date of grant using the Minimum Value options-pricing model with the following weighted average assumptions used for grants in 2003 and 2002: dividend yield of 0%, risk-free interest rate of 4% and an expected life of ten years. The options have a weighted average remaining contractual life of approximately six years.

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

FINANCIAL CONDITION

At September 30, 2003, the Company’s total assets increased $65.3 million or 36.2% from December 31, 2002. Net loans, the primary category of assets, grew from $139.2 million to $177.3 million, an increase of $38.1 million. The majority of this increase was due to loan growth of approximately $12.4 million increase in loans from our expanded Gwinnett office and $11.6 million increase from news loans at our Roswell loan production office. In addition, construction loans at our Duluth location increased $6.2 million. Investment securities increased $6.4 million due to excess liquidity from a significant increase in deposit accounts.

Deposits increased $60.5 million to $216.5 million during 2003. This growth is a result of an increase of $22.9 million in non interest bearing demand, a $15.8 million increase in interest bearing demand and money market accounts an $8.2 million increase in certificate of deposit accounts and an increase of $13.5 million in savings deposits.

The majority of these increases are due to an increase of $25.0 million in deposit accounts at our expanded Gwinnett office. In addition, deposits at our Dunwoody location have increase to $32.4 million which is the result of a new deposit relationship which has resulted in an average monthly balance of $5.0 million in non interest bearing accounts and $10.0 million in interest bearing demand. In addition, the Dunwoody office has a new IOLTA account that has an average balance of over $6 million.

The increase in savings deposits was primarily attributable to the “The Peachtree Prime” account. This product is available for individuals and businesses with a rate of Prime less 2.5%. Time deposit growth is attributed to The Peachtree Bank offering a competitive interest rate in order to fund loan demand. The ratio of loans to deposits was 82.7% at September 30, 2003 and 90.1% at December 31, 2002.

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

Loans and Allowance for Loan Losses

At September 30, 2003, loans amounted to $179.7 million compared to $140.9 million at December 31, 2002, an increase of $38.8 million. Average loans represented 81.2% of total average earning assets for the nine months ended September 30, 2003, compared to 88.3% for the year ended December 31, 2002.

Major classifications of loans are as follows:

	September 30,	Percent of	December 31,	Percent of
	2003	Total	2002	Total

	(In Thousands)
Commercial	$26,237	14.60%	$24,517	17.40%
Real estate-construction	57,550	32.02%	44,309	31.46%
Real estate-commercial and residential	79,708	44.35%	59,851	42.49%
Installment loans to individuals	10,726	5.97%	8,038	5.71%
Real estate-home equity	5,500	3.06%	4,138	2.94%

Total loans	179,721	100.00%	140,853	100.00%
Less: Allowance for loan losses	1,784		1,383
Net deferred loan fees	608		291

Loans, net	$177,329		$139,179

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

An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by management and presented to the Board of Directors on a quarterly basis. The Bank uses a methodology whereby all loans are assigned a risk rating of one (superior quality) to nine (loss). Loans are categorized as one of the nine risk grades based on management’s assessment of the overall credit quality of the loan, including payment history, financial position of the borrower, underlying collateral and internal credit review. The reserve percentages are determined by management based on its evaluation of losses inherent in the various risk grades. A required reserve percentage is assigned for loans within that risk rating. In addition, the Bank has engaged an outside loan review consultant to perform, and report on an annual basis, an independent review of the quality of the loan portfolio relative to the accurateness of the Bank’s loan grading system. The allowance for loan losses is established through charges to expense in the form of a provision for loan losses. Loan losses and recoveries are charged and credited directly to the allowance. The allowance for loan losses was .99% of total loans outstanding at September 30, 2003 and .98% of total loans outstanding December 31, 2002.

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

At September 30, 2003, there were no non-accrual loans and as of December 31, 2002, there was one loan on non-accrual in the amount of $588,204. Total loans past due greater than 30 days, including non-accrual loans, at September 30, 2003, were approximately $80,000 or .04 % of total loans compared to $1,575,000 or 1.12% of total loans as December 31, 2002.

Liquidity

The Peachtree Bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors’ accounts and to supply new borrowers with funds. To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match these to meet liquidity needs. It is the policy of the Bank to monitor its liquidity to meet regulatory requirements and the local funding requirements. The Bank calculates Liquidity Ratio by calculating the ratio of net cash, short term and marketable assets to deposits and short-term liabilities. As of September 30, 2003, the ratio was 23%, which is within the Banks policy that requires a Liquidity Ratio of 15%.

In addition, the Bank has arrangements with correspondent banks for short-term unsecured advances up to $4,000,000. A minimal amount was borrowed under these arrangements in 2003 and 2002.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

The Company reported net income for the nine months ended September 30, 2003 of $599,719 compared to $889,680 for the same period one year ago.

Net interest income for the nine months ended September 30, 2003 was $5,176,656 compared to $4,079,418 for the same period in 2002, with the increase attributed to a greater volume of interest earning assets that earn a higher interest rate than the rate paid on interest bearing liabilities. The increase in interest income due to volume of average earning assets was partially offset by the decrease in the yields for average earning assets. As of September 30, 2003, the yield on average earning assets was 5.62% compared to 6.41% for September 30, 2002. The decrease in the yield on average earning assets can be attributed to the reductions in the prime lending rate of the Bank. The Bank’s cost of funds for September 30, 2003 was 1.39% compared to 2.57% for the same period in 2002. Overall, the Company’s net interest margin was 3.79% for September 30, 2003 compared to 3.96% for September 30, 2002.

The provision for loan losses for the nine months ended September 30, 2003 was $641,981 compared to $324,436 for the same period in 2002. The provision for loan losses reflects management’s estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately         .99% of total loans outstanding at September 30, 2003 and 2002.

Non interest income for the nine months ended September 30, 2003 was $1,173,980 compared to $962,858 for the same period one year ago. The largest component of this increase was a $73,834 gain recognized on sale of two properties that were foreclosed on April 1, 2003 and subsequently sold during the second quarter. Additionally, the increase in non interest income is attributable to the increase in mortgage referral fee commissions of $298,090, a result of the addition of fourteen mortgage originators at our new loan production office in Roswell. Additionally, the trust department recognized approximately $37,000 in income compared to $14,000 in the previous year and the cash surrender value of life insurance increased $22,000.

Non-interest expense was $4,718,700 as of September 30, 2003, compared to $3,338,571 for the same period one year ago. The largest component of non-interest expense is salaries and benefits, which increased to $2,674,401 for the nine-month period ended September 30, 2003 compared to $1,818,752 for the same period in the prior year. This increase was primarily due the Buford branch relocating to Lawrenceville during the second quarter, 2003. In conjunction with this move an additional six employees were added to staff the larger location. Also, the Bank opened two loan production offices during the second quarter which resulted in an additional six salaried employees and fourteen commissioned based mortgage department employees.

In addition, occupancy and FF&E expense increased $57,237 from $452,088 for the nine months ended September 30, 2002 to $509,325 for the nine months ended September 30, 2003. This increase is primarily attributed to relocation of our Gwinnett office to a larger location and the opening of two loan production offices.

Other expenses increased $467,243 from $1,067,731 as of September 30, 2002 to $1,534,974 as of September 30, 2003. Other operating expenses associated with the new loan production office locations were approximately $49,000. In addition other operation expenses increased $57,000 related to our expanded branch at our Gwinnett location. Other factors contributing to the increase in other expenses include a $41,000 increase in cash surrender value life insurance benefit expense and an $111,000 increase in directors fees (directors fees increased from $1,000 per month to $2,000 and committee fees increased to $600 per executive committee meetings and $450 per other committee meetings). Additionally, legal fees increase $32,000 due to an increased number of loan charge offs during 2003 and other various legal costs. In addition, due to the increased number of branch locations, the Bank has experienced such increases as $40,000 in data processing and $21,000 in meals and entertainment, and a $28,000 increase in loan costs such as appraisals and legal fees incurred for new loan customers. During the second quarter 2003, the Company incurred approximately $22,000 in other real estate owned expenses for loans that foreclosed in April 2003.

Income tax expense for September 30, 2003 was $390,236 compared to $489,589 for the same period one year ago. The Company uses an effective federal tax rate of 34% and a state tax rate of 4%.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

The Company reported net income for the three months ended September 30, 2003 of $16,253 compared to $419,494 for the same period one year ago. Net interest income for the three months ended September 30, 2003 was $1,830,424 compared to $1,497,157 for the same period in 2002.

The provision for loan losses for the three months ended September 30, 2003 was $290,150 compared to $128,229 for 2002. The provision for loan losses reflects management’s estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately .99% of total loans outstanding at September 30, 2003 and 2002.

Non interest income for the three months ended September 30, 2003 was $476,657 compared to $425,136 for the same period one year ago. The increase in non interest income was largely due to the increase in mortgage referral fee commissions of $249,000, a result of the increase in the number mortgage originations due to the increase number of mortgage originators at the Bank. In addition, the trust department recognized income of approximately $12,000 compared to $6,000 for the same three month period in 2002. These increases were offset by the gain on sale of investments of $205,000 incurred in 2002.

Non-interest expense was $1,985,648 as of September 30, 2003, compared to $1,136,227 for the same period one year ago. The largest component of non-interest expense is salaries and benefits, which increased to $1,184,480 for the three-month period ended September 30, 2003 compared to $563,645 for the same period in the prior year. This increase is due to an increase in the number of employees as a result of recent branch relocation and formation. In addition, occupancy and FF&E expense increased $18,070 from $158,256 for the three months ended September 30, 2002 to $176,326 for the three months ended September 30, 2003.

Other expenses increased $210,516 from $414,326 at September 30, 2002 to $624,842 as of September 30, 2003. The increase is largely attributable to the various operating expenses associated with the new locations. Operating expenses for the three month period totaled $62,000 for the new loan production offices and $59,000 for our expanded branch location in Gwinnett. These new locations also attributed to other operating expense increases such as $21,000 in data processing, $12,000 in auto expense, $19,000 in supplies, $12,000 in meals and entertainments, and $13,000 increase in telephone expenses. Other increases include a $6,000 increase in cash surrender value life insurance benefit expense, a $12,000 increase in legal fees and a $37,000 increase in directors fees (directors fees increased from $1,000 per month to $2,000 and committee fees increased to $600 per executive committee meetings and $450 per other committee meetings).

Capital Resources

At September 30, 2003, the capital ratios of the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4% and total capital to risk-weighted assets of 8%. The following table presents the Bank’s and Company’s compliance with regulatory capital requirements at September 30, 2003.

	The Peachtree Bank	Consolidated

Leverage capital ratio:	8.37%	8.53%
Risk-based capital ratios:
Tier 1 capital	9.92%	10.10%
Total capital	10.84%	11.02%

ITEM 3. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2003, or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses.

Part II Other Information

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

From September 30, 2003, to the date of this filing, the Company has sold 453,836 shares of Common Stock, $5 par value, to its directors, accredited investors and limited non accredited investors through a private placement. The price of the stock was $18.25 per share for an aggregate total of $8,282,507. No discounts or commissions were paid in connection with the sale of the shares. The sale of these shares of common stock qualified for the exemption from registration under Rule 506 of the Securities Act of 1933. The date these shares were sold are indicated below:

Date Sold	# of Shares Sold	Aggregate Total

September 30, 2003	186,321	$3,400,358.25
October 29, 2003	267,515	$4,882,148.75

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 31

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(b) Report on Form 8-K

There were no reports on Form 8-K filed during the quarter ended September 30, 2003

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PB FINANCIAL SERVICES CORPORATION

November 14, 2003	/s/ MONTY G. WATSON

Monty G. Watson President and Chief Executive Officer

November 14, 2003	/s/ KELLY J. JOHNSON

Kelly J. Johnson Chief and Principal Financial Officer