Form 10KSB
period 2003-12-31
P B FINANCIAL SERVICES CORP
filed 2004-03-30
CIK 1086173

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number

THE PB FINANCIAL SERVICES CORPORATION

(Name of small business issuer in its charter)

Georgia	58-2466560

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9570 Medlock Bridge Road, Duluth, Georgia	30097

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (770) 814-8100

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

Yes [X]  No [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer’s revenues for its most recent fiscal year. $12,975,638

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $27,090,975.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date. 1,484,437 as of March 30, 2004

Transitional Small Business Disclosure format (check one): Yes [   ]  No [X]

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2003, are incorporated by reference into Part II. Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held May 18, 2004, are incorporated by reference into Part III.

A WARNING ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “estimate”, “anticipate”, “believe”, “target”, “plan”, “project”, or “continue” or the negatives hereof or other variations thereon or similar terminology and are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company’s financial performance and could cause actual results for fiscal 2003 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

The Company

In July 1999, The PB Financial Services Corporation (the “Company”) became the holding company for The Peachtree Bank (the “Bank”) upon regulatory and shareholder approvals. The Company is the sole shareholder of The Peachtree Bank. The holding company structure provides flexibility for expansion of the Company’s banking business through the possible acquisition of other financial institutions and the provision of additional banking-related services that a traditional commercial bank may not provide under present laws. In addition, the holding company structure makes it easier to raise capital for the Bank. For example, banking regulations require the Bank to maintain a minimum ratio of capital to assets. In the event that the Bank’s growth prevents it from maintaining this minimum ratio, the Company may borrow funds, subject to capital adequacy guidelines of the Federal Reserve, and contribute them to the capital of the Bank and otherwise raise capital in a manner unavailable to the Bank under the existing banking regulations.

The Company has no present plans to acquire any additional operating subsidiaries. The Company may, however, make additional acquisitions in the future in the event that the acquisitions are deemed to be in the best interests of the Company and its shareholders. Any future acquisitions would be subject to certain regulatory approvals and requirements. See “Business – Bank Holding Company Regulation.”

The Bank

General

In January 1998, the Georgia Department of Banking and Finance and the FDIC granted final approval to the organizers of The Peachtree Bank to organize the Bank as a state-chartered commercial bank and for FDIC insurance of the Bank’s deposits. The Bank began its banking operations on October 5, 1998. During the fourth quarter of 2002, the Bank became a member of the Federal Reserve System and consequently, the Federal Reserve replaced the FDIC as the Bank’s primary federal regulator.

The Bank is a full-service commercial bank, specializing in the banking needs of individuals and small-to medium-sized businesses and professional affiliations. The Bank offers personal and business checking accounts, money market accounts, interest-bearing accounts, savings accounts, and various types of certificates of deposit. The Bank also offers installment loans, real estate loans, construction loans, second mortgage loans, commercial loans and home equity lines of credit. It also acts as an issuing agent for U.S. Savings Bonds, travelers checks, money orders and cashier’s checks. It offers ATM cards, debit cards, official bank checks, telephone banking, bank by mail, direct deposit of payroll and social security checks and wire transfer facilities. The Bank has a drive-in teller facility, and automatic teller machine offering 24-hour transactions, safe deposit boxes and night depository facilities.

Market Area and Competition

The Bank competes with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in the Bank’s market area. Currently, there are several financial institutions with branch locations or main offices in the Bank’s primary market area of northeast Fulton County, western Gwinnett County, and northern Dekalb County, Georgia. Several of the financial institutions located in the Bank’s market area are large regional banks, such as Wachovia, SunTrust, SouthTrust, First Union and Bank of America. The larger regional banks’ presence in the area is through branch offices, with many of the customer service functions, as well as authority for loan approval, being located outside of the Bank’s primary market area. The Bank competes with the larger regional banks as well as other financial institutions in its market area by emphasizing its local management and ownership and by focusing on personal service to its customers and strong community involvement.

Deposits

The bank offers a wide range of commercial and consumer deposit accounts, including checking accounts, money market accounts, a variety of certificates of deposit, and IRA accounts. The Bank attracts deposits with an aggressive marketing plan, a broad product line, and competitive products and services. The Bank pays competitive interest rates on money market accounts and certificates of deposit and has implemented a service charge fee schedule competitive with other financial institutions in the Bank’s market area. The primary sources of deposits are northeast Fulton County, Georgia, western Gwinnett County, Georgia and northern Dekalb County, Georgia residents and businesses and their employees.

Loan Portfolio

General. The Bank engages in a broad range of lending activities, including real estate-related loans, construction loans for residential and commercial properties, consumer/installment loans and home equity lines of credit to individuals, and commercial loans with particular emphasis on small-and medium sized businesses and professional concerns. The principal economic risk associated with each category of loans is the creditworthiness of the borrower. General economic conditions and the strength of the services and retail market segments affect borrower creditworthiness. Risks associated with real estate loans also include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and, in the case of commercial borrowers, the quality of the borrower’s management. In addition, a commercial borrower’s ability to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services, and to respond effectively to these changes, are significant factors in determining risks associated with the creditworthiness of a commercial borrower. Other economic factors affecting a commercial borrower’s ability to repay a loan include interest, inflation, employment rates, customers, suppliers and employees.

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

In addition, the Bank may require personal guarantees from the property owners supported by the Bank’s review of the owners’ personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower’s management. The Bank tries to limit its risk by analyzing borrowers’ cash flow and collateral value on an ongoing basis.

Construction and Development Loans. Construction and development loans are made both on a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, the loan is considered to be made on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be made on a speculative basis. Construction and development loans made on a pre-sold basis are generally made with a term of nine months and interest is paid monthly. Typically the ratio of the principal amount of the loan to the discounted cash flow value of the collateral, as established by independent appraisal, generally does not exceed 75%. Speculative loans are based on the borrower’s financial strength and cash flow position. The ratio of the principal amount of the loan to the discounted cash flow value of the collateral generally does not exceed 75% on speculative loans. Speculative loans, as of December 31, 2003, were 74.1% of total construction loans. Loan proceeds are disbursed as the project is completed and only after the project has been inspected by an experienced construction lender or board approved appraiser. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

Commercial Loans. The Bank makes commercial loans to small-and medium-sized businesses and professional concerns. The terms of these loans vary by their purpose and underlying collateral. The Bank typically makes equipment loans for a term of seven years or less at fixed or variable rates, with the loan being fully amortized over the term. Equipment loans are generally secured by the equipment, and normally the ratio of the loan amount to the value of the financed equipment (or other collateral) is 75% or less. Loans to support working capital typically have terms of one year or less and usually are secured by accounts receivable, inventory and/or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, the principal is typically repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is typically due at maturity. The quality of the commercial borrower’s management, its ability to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services, and its ability to respond effectively to such changes are significant factors in a commercial borrower’s continued creditworthiness.

Consumer Loans. The Bank makes a variety of loans to individuals for personal, family and household purposes, including secured and unsecured lines of credit. Consumer loan repayments follow standard banking practices for repayment considering local area market conditions and competition. Because depreciable assets such as boats, cars and trailers secure many consumer loans, the Bank amortizes these loans over the useful life of the asset. The loan officer reviews the borrower’s past credit history, past income level, debt history and, when applicable, cash flow to determine the impact of all of these factors on the borrower’s ability to make future payments as agreed.

Investments

At December 31, 2003, investment securities comprised approximately 8.8% of the Company’s assets, with net loans comprising approximately 79.6% of assets. The Company invests primarily in obligations of the United States, corporate bonds, state and county municipals, Federal Home Loan Bank stock and Federal Reserve Bank stock. The Company also engages in Federal funds transactions with its principal correspondent banks and acts as a net seller of such funds. The sale of federal funds amounts to a short-term loan from the Bank to another bank.

Asset/Liability Management

The Bank’s objective is to manage its assets and liabilities to provide a satisfactory and consistent level of profitability within the framework of established cash, loan, investment, borrowing, and capital policies. Certain Bank officers are responsible for developing and monitoring policies and procedures that ensure acceptable composition of the asset/liability mix. Management’s overall philosophy is to support asset growth primarily through the growth of core deposits, which include deposits of all categories made by individuals, partnerships, and corporations. Management seeks to invest the largest portion of the Bank’s assets in commercial, construction, and consumer loans.

The Bank’s asset/liability mix is monitored daily, and a report reflecting interest-sensitive assets and interest-sensitive liabilities is prepared and presented to the Bank’s Board of Directors monthly. The objective of this regular review is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank’s earnings.

Employees

At December 31, 2003, the Company employed 65 full time employees and 10 part-time employees through its subsidiary, the Bank. The Company considers its relationship with its employees to be excellent.

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

Acquisitions of Banks. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve’s prior approval before:

•	Acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•	Acquiring all or substantially all of the assets of any bank; or

•	Merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for three years. Because the Bank has been incorporated for more than three years, this limitation does not apply to the Bank or the Company.

Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

Permitted Activities. To qualify to become a financial holding company, all depository institution subsidiaries of a bank holding company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, a bank holding company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. We have not made and have no current plans to make such an election.

Generally, if the Company qualifies and elects to become a financial holding company, it may engage in activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

•	Lending, trust and other banking activities;

•	Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

•	Providing financial, investment, or advisory services;

•	Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

•	Underwriting, dealing in or making a market in securities;

•	Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

•	Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

•	Merchant banking through securities or insurance affiliates; and

•	Insurance company portfolio investments.

In addition, activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	Factoring accounts receivable;

•	Making, acquiring, brokering or servicing loans and usual related activities;

•	Leasing personal or real property;

•	Operating a non-bank depository institution, such as a savings association;

•	Trust company functions;

•	Financial and investment advisory activities;

•	Conducting discount securities brokerage activities;

•	Underwriting and dealing in government obligations and money market instruments;

•	Providing specified management consulting and counseling activities;

•	Performing selected data processing services and support services;

•	Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	Performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

Support of Subsidiary Institutions. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of the Company’s bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The Bank

Since the Bank is a commercial bank chartered under the laws of the State of Georgia and is a Federal Reserve member bank, it is primarily subject to the supervision, examination and reporting requirements of the Georgia Department of Banking and Finance and the Federal Reserve Bank of Atlanta. The Federal Reserve and the Georgia Department of Banking and Finance regularly examine the Bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank’s deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

Branching. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states’ laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2003, we qualified for the well-capitalized category.

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

An institution in any of the undercapitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions’ that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted annual and is set at 1.54 cents per $100 of deposits for the first quarter of 2004.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank and the Company as a financial holding company. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate of more than 6% on any obligation for which the borrower is a person on active duty with the United States Military. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	The Soldiers’ and Sailors’ Relief Act of 1940, , governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•	The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

In addition to the federal and state laws noted above, the Georgia Fair Lending Act (“GAFLA”) imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. On August 5, 2003, the Office of the Comptroller of the Currency issued a formal opinion stating that the entirety of GAFLA is preempted by federal law for national banks and their operating subsidiaries. GAFLA contains a provision that preempts GAFLA as to state banks in the event that the Office of the Comptroller of the Currency preempts GAFLA as to national banks. Therefore, the Bank is exempt from the requirements of GAFLA.

The deposit operations of the Bank are subject to:

•	The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2003 our ratio of total capital to risk-weighted assets was 13.0% and our ratio of Tier 1 Capital to risk-weighted assets was 12.1%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2003, our leverage ratio was 10.7%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

The Bank and the Company are also both subject to leverage capital guidelines issued by the Georgia Department of Banking and Finance, which provide for minimum ratios of Tier 1 capital to total assets.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See “—Prompt Corrective Action.”

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. The principal source of the Company’s cash flow, including cash flow to pay dividends to its shareholders, is dividends that the Bank pays to it. Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company as well as to the Company’s payment of dividends to its shareholders.

If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it cease and desist from its practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See “—Prompt Corrective Action” above.

The Georgia Department of Banking and Finance also regulates the Bank’s dividend payments and must approve dividend payments that would exceed 50% of the Bank’s net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

Restrictions on Transactions with Affiliates

The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	loans or extensions of credit to affiliates;

•	investment in affiliates;

•	the purchase of assets from affiliates, except for real and personal property exempted by the Federal Reserve;

•	loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

•	any guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

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

Consumer Credit Reporting

On December 4, 2003, the President signed the Fair and Accurate Credit Transactions Act (the FACT Act), amending the federal Fair Credit Reporting Act (the FCRA). These amendments to the FCRA (the FCRA Amendments) will become effective as early as February 2004, but more likely in the third or fourth quarter of 2004, depending on implementing regulations to be issued by the Federal Trade Commission and the federal bank regulatory agencies. The FCRA Amendments that deal with employee investigation will become effective on March 31, 2004.

The FCRA Amendments include, among other things:

•	new requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud;

•	new consumer notice requirements for lenders that use consumer report information in connection with risk-based credit pricing programs;

•	for entities that furnish information to consumer reporting agencies (which would include the Bank), new requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate; and

•	a new requirement for mortgage lenders to disclose credit scores to consumers.

The FCRA Amendments also will prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the “opt-out”), subject to certain exceptions.

Prior to the effective date of the FCRA Amendments, the Bank will implement policies and procedures to comply with the new rules.

Anti-Terrorism Legislation

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001, signed by the President on October 26, 2001, imposed new requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism. Most of these requirements and limitations took effect in 2002. Additional “know your customer” rules became effective in June 2003, requiring the Bank to establish a customer identification program under Section 326 of the USA PATRIOT Act. The Bank has implemented procedures and policies to comply with those rules prior to the effective date of each of the rules.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating or doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Polices

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 2. DESCRIPTION OF PROPERTY

The main office of The Peachtree Bank is located on a 1.2-acre tract of land in northeast Fulton County, Georgia, which was purchased at a price of approximately $610,000. The Bank’s operations are conducted through its main office, which is located at this site. The Bank operates its business in a building of approximately 16,000 square feet in size which was constructed and furnished at cost, including all furnishings, site preparation, landscaping, paving, security equipment and automatic teller machine, of approximately $3,297,000. Currently, the Bank utilizes approximately 11,400 square feet of the space in the building. Additional space over and above that required to operate the Bank is leased and generates lease income for the Bank. The

Bank will continue to lease this space until such time as the Bank requires use of the space. The building is of brick construction and has six inside teller windows, four drive-in lanes and one drive-up ATM.

The Bank also leases and operates two full-service banking offices and two limited service banking offices.

     (1) The Peachtree Bank of Dunwoody

The full service banking office is located in northern Dekalb County, Georgia and is 3,037 square feet. The lease expense is approximately $4,000 per month, increasing 3% each year of the lease term. The lease expires on May 31, 2011.

     (2) The Peachtree Bank of Gwinnett

The full service banking office is located in western Gwinnett County, Georgia and is 5,200 square feet. The lease expense is approximately $5,200 per month, increasing 4% each year of the lease term. The lease expired on June 30, 2008.

     (3) The Peachtree Bank of North Fulton

The limited service loan production office is located in northwestern Fulton County, Georgia. However, effective during the first quarter of 2004 this branch location will become a full service banking office. The space is approximately 5,600 square feet and the lease expense is $5,800 per month, increasing 3% per each year of the lease term. The lease expires on October 30, 2013.

     (4) The Peachtree Bank of Forsyth

The limited service loan production office is located in south Forysth County, Georgia. The space is approximately 2,300 square feet and the lease expense is $2,000 per month, increasing 5% per each year of the lease term. The lease expires on July 15, 2006.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is not traded on an established trading market. As a result, sales prices known to the Company do not necessarily reflect the price that would be paid for the common stock in an active market. A Fairness Opinion was conducted in conjunction with the private placement which began in the third quarter of 2003, valuing the prices of The PB Financial Services Corporation common stock at $18.25 per share. The sales price of all stock sales since this date have been $18.25 per share. As of March 30, 2004, the number of holders of record of the Company’s common stock was 578.

It is the policy of the Board of Directors of the Company to reinvest earnings for such period of time as is necessary to ensure the success of the operations of the Company. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors. The Company declared no dividends in 2003 and 2002.

In 2003, the Company issued 542,261 unregistered shares of common stock. Beginning on September 30, 2003, the Company sold shares of common stock, $5 par value, to its directors, accredited investors and a limited number of unaccredited investors (who are employees of the Bank) through a private placement. The price of the stock was $18.25 per share. The sale was completed as of December 31, 2003. No discounts or commissions were paid in connection with the sale of the shares. The sale of these shares of common stock qualified for the exemption from registration under Rule 506 of the Securities Act of 1933.

The PB Financial Services Corporation Stock Option Plan Information

     The following table sets forth information regarding the number of shares subject to options issued and reserved for future issuance under The Peachtree Bank 1998 Stock Option Plan and The PB Financial Services Corporation Directors’ Stock Option Plan. The Company does not maintain any other equity compensation plan.

			Number of
			shares remaining
	Number of	Weighted-	available for
	securities to be	average	future issuance
	issued upon	exercise	under the Plan
	exercise of	price of	(excludes
	outstanding	outstanding	outstanding
	options	options	options)
Equity compensation plans approved by security holders	282,748	$11.26	75,450
Equity compensation plans not approved by security holders	0	N/A	0
Total	282,748	$11.26	75,450

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s financial statements, related notes and statistical information included herein.

The Bank’s main office is located in Duluth, Georgia in North Fulton County. The Bank currently has a branch in Lawrenceville, Georgia operating under the trade name of “The Peachtree Bank of Gwinnett” and another branch in Dunwoody, Georgia operating under the trade name of “The Peachtree Bank of Dunwoody.” In July 2001, the Bank received trust powers from the Georgia Department of Banking and Finance and the FDIC. The Trust and Financial Services Division of the Bank began operations during the first quarter of 2002. At the March 16, 2004 meeting of the Board of Directors, it was determined that the Bank would discontinue offering trust services but would continue to offer wealth management services to its existing customers as well as prospective customers. During the second quarter of 2003, the Bank opened two loan production offices, one in Roswell, Georgia and another in Cumming, Georgia. The Roswell, Georgia location is expected to be moved to a permanent facility and begin operations as a full service branch sometime during the first quarter of 2004.

The Company was formed on July 15, 1999, for the purpose of becoming a bank holding company by acquiring and owning the capital stock of the Bank. Because the primary activity of the Company is the ownership and operation of the Bank, the Company’s financial performance has been determined primarily by the operation of the Bank. Accordingly, the discussion below relates principally to the operations of the Bank.

Significant Accounting Policies

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. A description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2003 Annual Report to Shareholders. The following is a summary of the more judgmental and complex accounting policies of the Company.

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

RESULTS OF OPERATIONS

The Company’s results of operations are impacted by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Because interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate net interest income depends on the Company’s ability to maintain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities, such as deposits and borrowings. Thus, net interest income is the key performance measure of income.

Net interest income

The Company reported net interest income of $7,467,000 for the year ended December 31, 2003, compared to approximately $5,645,000 as of December 31, 2002. The increase can be attributed to a greater volume of interest-earning assets that earn a higher interest rate than the rate paid on interest-bearing liabilities. The increase in interest income due to volume of average earning assets was partially offset by the decrease in the yields for average earning assets.

Average interest-earning assets increased $56.2 million from 2002 and average assets for 2003 grew $58.4. Both of these increases are due primarily to an increase of $45.3 million in average loans outstanding. As of December 31, 2003 the yield on average earning assets was 5.73% compared to 6.50% as of December 31, 2002. The decrease in the yield on average-earning assets can be attributed to the reductions in the prime rate during 2003 and 2002.

Average interest-bearing liabilities increased by $46.0 million in 2003, while average noninterest-bearing deposits grew by $9.8 million during the same period. The Bank’s cost of funds for December 31, 2003 was 2.19% compared to 2.77% for the same period in 2002.

Overall, the Company’s net interest margin was 3.81% for the year ended December 31, 2003 compared to 4.01% as of December 31, 2002.

The Company reported net interest income in 2002 was approximately $5,645,000 compared to approximately $3,780,000 in 2001. This increase can be attributed a $44.5 million increase in average interest-earning assets, due primarily to an in average loans outstanding which increased $40.3 million. Average assets for 2002 grew $47.2 million due primarily to a year of strong loan demand in the Company’s primary market area and the addition of the two branch locations in mid-2001. The increase in interest income due to volume of average earning assets was partially offset by the decreases in the yields on average earning assets. As of December 31, 2002 the yield on average earning assets was 6.50% compared to 8.26% for December 31, 2001. The decrease in the yield on average-earning assets can be attributed to the reductions in the prime rate during 2001. The increases in average loans outstanding and investments in 2002 were funded primarily with deposits. Average interest-bearing liabilities increased by $39.6 million in

2002, while average noninterest-bearing deposits grew by $5.1 million during the same period. The interest rate paid on average interest-bearing liabilities was 2.75% in 2002 compared to 4.86% in 2001.

Average balance sheets and net interest analysis

The tables below show the year-end average balances for each category of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2003, 2002, and 2001 and the average rate of interest earned or paid thereon. The data is presented using daily average balances.

December 31, 2003
(Dollars in Thousands)

	Average		Yield/
	Balance	Interest	Rate
Average Assets
Interest-earning assets:
Taxable investment securities (1)	$15,672	$584	3.73%
Tax exempt investment securities (1) (2)	5,310	297	5.59%
Interest-bearing deposits with banks	790	9	1.14%
Federal funds sold	9,775	100	1.02%
Net loans (including loan fees) (3)	167,544	10,417	6.22%

Total interest-earning assets	199,091	11,407	5.73%

Allowance for loan losses	(1,614)
Cash and due from banks	6,370
Other assets	8,303

Total average assets	$212,150

Average Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$42,165	$259	0.61%
Savings	15,514	261	1.68%
Time, $100,000 or more	47,768	1,359	2.85%
Other time	56,615	1,587	2.80%
Repurchase agreements	2,009	16	0.80%
Fed funds purchased	12	—	0.00%
Other borrowings	6,500	133	2.05%
Junior subordinated debentures	4,120	211	5.12%

Total interest-bearing liabilities	174,703	3,826	2.19%

Noninterest-bearing deposits	23,288
Other liabilities	1,022

Total average liabilities	24,310
Stockholders’ equity	13,137

Total average liabilities and stockholders’ equity	$212,150

Excess of interest-bearing assets over interest-bearing liabilities	$24,388

Ratio of interest-earning assets to interest-bearing liabilities	113.96%

Net interest income		$7,581

Net interest spread			3.54%

Net yield on average interest-earning assets			3.81%

(1)	Average balance has been calculated based on amortized costs of investment securities.

(2)	Interest income on tax-exempt securities is presented on a taxable-equivalent basis basis, using a income tax rate of 38%. The taxable-equivalent amounts included in the above table aggregated approximately $101,000 in 2003.

(3)	Includes one non accrual loan with an approximate balance of $131,000 at December 31, 2003. Interest earned on net loans includes $1,079,673 in loan fees.

December 31, 2002
(Dollars in Thousands)

	Average		Yield/
	Balance	Interest	Rate
Average Assets
Interest-earning assets:
Taxable investment securities (1)	$12,123	$659	5.44%
Tax exempt investment securities (1) (2)	3,703	225	6.08%
Interest-bearing deposits with banks	322	5	1.55%
Federal funds sold	4,493	76	1.69%
Net loans (including loan fees) (3)	122,282	8,321	6.80%

Total interest-earning assets	142,923	9,286	6.50%

Allowance for loan losses	(1,172)
Cash and due from banks	4,834
Other assets	7,166

Total average assets	$153,751

Average Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$32,735	$346	1.06%
Savings	3,313	58	1.75%
Time, $100,000 or more	46,781	1,586	3.39%
Other time	38,655	1,392	3.60%
Repurchase agreements	1,685	29	1.72%
Fed funds purchased	256	6	2.34%
Other borrowings	5,029	132	2.62%
Junior subordinated debentures	133	7	5.26%

Total interest-bearing liabilities	128,587	3,556	2.77%

Noninterest-bearing deposits	13,495
Other liabilities	519

Total average liabilities	14,014
Stockholders’ equity	11,150

Total average liabilities and stockholders’ equity	$153,751

Excess of interest-bearing assets over interest-bearing liabilities	$14,336

Ratio of interest-earning assets to interest-bearing liabilities	111.15%

Net interest income		$5,730

Net interest spread			3.73%

Net yield on average interest-earning assets			4.01%

(1)	Average balance has been calculated based on amortized costs of investment securities.

(2)	Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis basis, using a income tax rate of 38%. The taxable-equivalent amounts included in the above table aggregated approximately $86,000 in 2002.

(3)	Includes one non accrual loan with an approximate balance of $558,000 at December 31, 2002. Interest earned on net loans includes $682,601 in loan fees.

December 31, 2001
(Dollars in Thousands)

	Average		Yield/
	Balance	Interest	Rate
Average Assets
Interest-earning assets:
Taxable investment securities (1)	$10,981	$731	6.66%
Tax exempt investment securities (1) (2)	$1,631	92	5.64%
Interest-bearing deposits with banks	46	1	2.17%
Federal funds sold	3,776	141	3.73%
Net loans (including loan fees) (3)	81,963	7,166	8.74%

Total interest-earning assets	98,397	8,131	8.26%

Allowance for loan losses	(806)
Cash and due from banks	2,992
Other assets	5,966

Total average assets	$106,549

Average Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$26,848	$822	3.06%
Savings	348	5	1.44%
Time, $100,000 or more	33,282	1,903	5.72%
Other time	24,488	1,442	5.89%
Repurchase agreements	3,444	127	3.69%
Fed funds purchased	81	3	3.70%
Other borrowings	459	23	5.01%

Total interest-bearing liabilities	88,950	4,325	4.86%

Noninterest-bearing deposits	8,427
Other liabilities	659

Total average liabilities	9,086
Stockholders’ equity	8,513

Total average liabilities and stockholders’ equity	$106,549

Excess of interest-bearing assets over interest-bearing liabilities	$9,447

Ratio of interest-earning assets to interest-bearing liabilities	110.62%

Net interest income		$3,806

Net interest spread			3.40%

Net yield on average interest-earning assets			3.87%

(1)	Average balance has been calculated based on amortized costs of investment securities.

(2)	Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis basis, using a income tax rate of 38%. The taxable-equivalent amounts included in the above table aggregated approximately $67,000 in 2001.

(3)	All loans are accruing interest. Interest earned on net loans includes $640,838 in loan fees.

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

Year Ended December 31, 2003
Compared with Year Ended December 31, 2002

	Total Increase	Changes Due to
	(Decrease)	Rate	Volume
	(Dollars in Thousands)
Income from interest-earning assets:
Taxable investment securities	$(75)	$(238)	$163
Tax exempt investment securities (1)	72	(22)	94
Deposits at other banks	4	(2)	6
Federal funds sold	24	(47)	71
Loans and fees on loans	2,096	(851)	2,947

Total interest income	2,121	(1,160)	3,281
Expense from interest-bearing liabilities:
Demand and money market	(87)	(166)	79
Savings	203	(6)	209
Time, $100,000 or more	(227)	(253)	26
Other time	195	(380)	575
Repurchase agreements	(13)	(18)	5
Other borrowings	1	(39)	40
Junior subordinated debentures	204	—	204
Federal funds purchased	(6)	(3)	(3)

Total interest expense	270	(865)	1,135
Net interest income	$1,851	$(295)	$2,146

(1)	Interest income on tax-exempt securities is presented on a taxable-equivalent basis, using an income tax rate of 38%.

Year Ended December 31, 2002
Compared with Year Ended December 31, 2001

	Total Increase	Changes Due to
	(Decrease)	Rate	Volume
	(Dollars in Thousands)
Income from interest-earning assets:
Taxable investment securities	$(67)	$(138)	$71
Tax exempt investment securities (1)	133	8	125
Deposits at other banks	4	—	4
Federal funds sold	(65)	(88)	23
Loans and fees on loans	1,155	(1,832)	2,987

Total interest income	1,160	(2,050)	3,210
Expense from interest-bearing liabilities:
Demand and money market	(476)	(627)	151
Savings	53	1	52
Time, $100,000 or more	(317)	(932)	615
Other time	(50)	(690)	640
Repurchase agreements	(98)	(50)	(48)
Other borrowings	109	(19)	128
Junior subordinated debentures	7	—	7
Federal funds purchased	3	(1)	4

Total interest expense	(769)	(2,318)	1,549
Net interest income	$1,929	$268	$1,661

(1)	Interest income on tax-exempt securities is presented on a taxable-equivalent basis, using an income tax rate of 38%.

Provision for loan losses

The provision for loan losses was $971,686 in 2003 compared to $406,209 in 2002. The increase in the provision for loan losses was attributable to loan growth in 2003 of $65.9 million compared to loan growth in 2002 of $42.5 million. The provision for loan losses reflects management’s estimate of probable loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately 1.0% of total loans outstanding at December 31, 2003 and 2002. During 2003, there were net charges-offs of $230,852 compared to net charge-offs of $5,232 in 2002. See additional discussion regarding the provision for loan losses and the allowance loan losses under the section entitled “Allowance for Loan Losses.”

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

Noninterest income

Below are the components of noninterest income at December 31, 2003, 2002 and 2001:

	December 31, 2003	December 31, 2002	December 31, 2001
Service charges on deposit accounts	$366,784	$339,592	$212,621
Gain on sale of securities	—	180,780	47,500
Mortgage referral commissions	986,072	389,749	600,971
Other	329,461	205,895	122,588

Total noninterest income	$1,682,317	$1,116,016	$983,680

Noninterest income for 2003 was $1,682,317 compared to $1,116,016 for the year ended December 31, 2002, an increase of 50.7%. The increase in noninterest income is largely attributable to the increase in mortgage referral fee commissions of $596,323, a result of the additional mortgage originators at our loan production offices in Roswell and Cumming. Additionally, service charges increased $27,192, largely due to the 41% increase in the number of demand deposit and savings accounts since December 31, 2002. Other income increased $123,566 or 60.0%. The largest component of this increase was a $73,834 gain recognized on sale of two properties that were foreclosed on April 1, 2003 and subsequently sold during the second quarter. Additionally, the trust department recognized approximately $49,000 in income compared to $23,000 in the previous year and the increase in cash surrender value of life insurance income of $20,000 from the income recognized in 2002. In addition, miscellaneous mortgage fees, which includes processing income increased $74,000 as a result of the additional mortgage originators at out Roswell and Cumming locations and the related increase in the volume of loans originated. These increases were offset by the decrease in gain on sales of securities as there were no sales during the year ended 2003.

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

Non-interest expense

Below are the components of noninterest expense at December 31, 2003, 2002 and 2001:

	December 31, 2003	December 31, 2002	December 31, 2001
Salaries and employee benefits	$3,985,688	$2,438,737	$2,186,245
Occupancy expense	722,875	535,400	438,049
Other operating expense (1)	2,165,230	1,471,507	1,139,095

Total noninterest expense	$6,873,793	$4,445,644	$3,763,389

(1)	Significant components (those greater than 1% of total income) of other operating expenses include:

	December 31, 2003	December 31, 2002	December 31, 2001
Data processing	224,133	160,892	135,147
Directors fees	264,600	177,000	92,200

The largest component of noninterest expense is salaries and benefits, which increased to $3,985,688 as of December 31, 2003 compared to $2,438,737 for the same period in the prior year. This increase was primarily due the Buford branch relocating to Lawrenceville during the second quarter of 2003. In conjunction with this move an additional six employees were added to staff the larger location. Also, the Bank opened two loan production offices during the second quarter that resulted in an additional six salaried employees and fourteen commission based mortgage department employees.

In addition, occupancy and furniture, fixture and equipment expense increased $187,475 from $535,400 at December 31, 2003. This increase is primarily attributed to relocation of our Gwinnett office to a larger location and the opening of two loan production offices.

Other expenses increased $693,723 from $1,471,507 as of December 31, 2002. Other operating expenses associated with the new loan production office locations were approximately $106,362. In addition other operating expenses increased $96,000 related to our expanded branch at our Gwinnett location. Other factors contributing to the increase in other expenses include a $42,000 increase in cash surrender value life insurance benefit expense and an $104,000 increase in directors fees (directors fees increased from $1,000 per month to $2,000 and committee fees increased to $600 per executive committee meetings and $450 per other committee meetings). Additionally, legal fees increased $50,000 due to an increased number of loan charge-offs during 2003 and other various legal costs. In addition, due to the increase in the number of branch locations, the Bank has experienced such increases as $63,000 in data processing and $25,000 in meals and entertainment, $16,000 in dues and subscriptions, $17,000 in postage, $19,000 in telephone expense and a $30,000 increase in loan costs such as appraisals and legal fees incurred for new loan customers. The bank also incurred an additional $12,000 in audit and accounting fees during 2003, however, during 2004 a larger increase is expected due expenses associated with compliance of the Sarbanes-Oxley Act. In addition, due to a new customer relationship at our Dunwoody branch with a significant number of transactions items, Federal Reserve service charges increased $28,000. During the second quarter of 2003, the Company incurred approximately $22,000 in other real estate owned expenses for loans that were foreclosed in April 2003.

The increases in noninterest expenses have a direct effect on the efficiency ratio (noninterest expense divided by total income) which was 52.97% at December 31, 2003 compared to 43.09%

at December 31, 2002. As a percentage of total average assets, noninterest expense was 3.2% and 2.9% at December 31, 2003 and 2002, respectively.

The increase in noninterest expense in 2002 from 2001 is a direct result of the growth the Bank has experienced through branching in 2001. The largest component of noninterest expense is salaries and benefits, which increased to $2,438,737 compared to $2,186,245 in the prior year. This is due to the recognition of a full year of salary and benefits for ten full time equivalent employees that were added during the second quarter of 2001.

In addition, occupancy and furniture, fixture and equipment expense has increased $97,351. This is primarily due to the infrastructure added for the additional branch locations during 2001 and the recognition of a full year of deprecation on these assets.

Other expenses increased $332,426. This increase is due to a combination of many factors, including $40,000 in trust department expenses, a $63,000 increase is cash surrender value life insurance benefit expense and $22,000 in operating losses. In addition, a $85,000 increase in directors fees (directors received fees for twelve months in 2002 and only nine months in 2001). In addition, due to the increased number of branch locations, the Bank experienced other increases such as $15,000 in courier fees, $26,000 in data processing, $12,000 in dues and subscriptions as well as a $22,000 increase in audit and accounting fees. The increases in noninterest expenses have a direct effect on the efficiency ratio which was 43.09% at December 31, 2002 compared to 41.4% at December 31, 2001. As a percentage of total average assets, noninterest expense was 2.9% and 3.5% at December 31, 2002 and 2001, respectively.

Income tax expense

The Company’s effective tax rates were 34.6%, 35.5% and 37.3% for the years ended December 31, 2003, 2002 and 2001, respectively.

FINANCIAL CONDITION

	Balance at	Balance at	Balance at
	December 31, 2002	December 31, 2002	December 31, 2001
Total assets	$256,358	$180,393	$127,331
Net loans	$203,961	$139,179	$96,658
Total deposits	$220,273	$155,989	$109,332

At December 31, 2003, the Company’s total assets were approximately $256,358,000 compared to approximately $180,393,000 at December 31, 2002. The increase in total assets from 2002 to 2003 was approximately $75,965,000 or 42.1%. Total assets as of December 31, 2003, principally consisted of $19,743,000 in cash and cash equivalents, $22,523,000 in investment securities, and $203,961,000 in net loans. Total assets as of December 31, 2002, principally consisted of $15,552,000 in cash and cash equivalents, $17,072,000 in investment securities, and $139,179,000 in net loans.

At December 31, 2002, the Company’s total assets were approximately $180,393,000 compared to approximately $127,331,000 at December 31, 2001. The increase in total assets from 2001 to

2002 was approximately $53,062,000 or 41.7%. Total assets as of December 31, 2001, principally consisted of $11,629,000 in cash and cash equivalents, $12,175,000 in investment securities, and $96,658,000 in net loans. The growth in assets in 2002 from 2001 was primarily funded by the $46,657,000 increase in deposits.

Investments

During 2003, investment securities increased $5.5 million due to excess liquidity from a significant increase in deposit accounts.

The investment portfolio consists of U.S. government agency and agency sponsored debt securities, corporate bonds, state and county municipals, federal funds sold, Federal Home Loan Bank stock and Federal Reserve Bank stock that provide the Bank with a source of liquidity and a long-term and relatively stable source of income. Additionally, the investment portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits.

Types of investments

The amortized cost and estimated market value of securities available for sale are as follows:

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
December 31, 2003:
U.S. Government agencies	$9,524,748	$97,355	$56,956	$9,565,147
Municipal securities	6,054,580	188,379	40,340	$6,202,619
Mortgage-backed securities	5,754,433	36,170	35,511	$5,755,092
Corporate bonds	1,000,000	—	—	$1,000,000

	$22,333,761	$321,904	$132,807	$22,522,858

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
December 31, 2002:
U.S. Government agencies	$7,158,707	$185,124	$—	$7,343,831
Municipal securities	4,195,870	140,976	74	$4,336,772
Mortgage-backed securities	4,293,008	98,367	—	$4,391,375
Corporate bonds	1,000,000	—	—	$1,000,000

	$16,647,585	$424,467	$74	$17,071,978

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
December 31, 2001:
U.S. Government agencies	$2,992,034	$44,656	$40,184	$2,996,506
Municipal securities	3,296,535	1,762	78,230	$3,220,067
Mortgage-backed securities	3,675,164	121,774	—	$3,796,938
Corporate bonds	2,028,511	132,888	—	$2,161,399

	$11,992,244	$301,080	$118,414	$12,174,910

Other investments include equity securities with no readily determinable fair value. These investments are carried at cost. The Company does not have investments to one issuer totaling more than 10% of equity.

Maturities of investments

The carrying amounts of investment securities in each category as of December 31, 2003 is shown in the following table according to maturity:

	U.S	WTD		WTD	Mortgage	WTD		WTD		WTD
	Govt	Avg	Municipal	Avg	Backed	Avg	Corporate	Avg		Avg
	Agencies	Yield	Securities (1)	Yield	Securities	Yield	Bonds	Yield	Total	Yield
				(Dollars in thousands)
Maturities
Within one year	$6,079	3.92%	$518	3.45%	$—	—	$—	—	$6,597	3.88%
After 1 to 5 years	3,446	3.62%	3,058	4.38%	5,754	2.97%	—	—	12,258	3.51%
After 5 to 10 years	—	—	1,476	6.64%	—	—	—	—	1,476	6.64%
After 10 years	—	—	1,003	6.29%	—	—	1,000	9.00%	2,003	7.64%

Total	$9,525	3.81%	$6,055	5.18%	$5,754	2.97%	$1,000	9.00%	$22,334	4.20%

(1)	-Average yields are presented on a tax equivalent basis and are based on amortized costs

The above schedule excludes other investments which consists of Federal Home Loan Bank stock in the amount of $355,000 and Federal Reserve Bank stock in the amount of $405,000 which has no contractual maturity. Mortgage-backed security maturities are based on the average life at the projected repayment speed.

Loans

The Company’s total loans (net of the allowance for loan losses and deferred loan fees) increased to approximately $203,961,000 at December 31, 2003, from approximately $139,179,000 at December 31, 2002. The majority of this increase was due to loan growth of approximately $21.6 million at our expanded Gwinnett office, $21.0 million increase in new loans at our Roswell loan production office and $4.2 million increase in new loans at our Cumming loan production office. In addition, construction loans at our Duluth location increased $11.0 million.

The Company’s total loans (net of the allowance for loan losses and deferred loan fees) increased to approximately $139,179,000 at December 31, 2002, from approximately $96,658,000 at December 31, 2001. This increase in net loans of 44.0% can be attributed to continued lending activities in a relatively high growth area of metropolitan Atlanta where new residential construction and commercial development continues to be strong. The branch locations added in mid 2001, also contributed significantly to the increase in loans. At December 31, 2002, the two branches had total loans outstanding of approximately $38,415,000.

Types of Loans

The composition of loans outstanding at the indicated dates is presented in the following table. Management is not aware of any additional concentrations.

	December 31,	December 31,	December 31,	December 31,	December 31,
	2003	2002	2001	2000	1999
Commercial	$31,659	$24,517	$15,775	$11,111	$5,645
Real estate-construction	59,214	44,309	24,707	23,462	11,911
Real estate-commercial and residential	100,712	59,851	48,814	31,465	18,454
Installment loans to individuals	9,314	8,038	5,686	5,338	2,956
Real estate-home equity	5,835	4,138	3,036	2,527	1,332

Total loans	206,734	140,853	98,018	73,903	40,298
Less: Allowance for loan losses	2,124	1,383	982	742	400
Net deferred loan fees	649	291	378	258	135

Loans, net	$203,961	$139,179	$96,658	$72,903	$39,763

Loans are reported at the gross amount outstanding, reduced by the net deferred loan fees and the allowance for loan losses. Interest income is recognized over the term of the loans based on the unpaid daily principal amount outstanding. Loan origination fees are deferred and recognized as income over the actual life of the loan using the interest method.

Maturities and Sensitivity of Loans to Changes in Interest Rates

The following table summarizes major classifications of loans by contractual maturity of individual loans as of December 31, 2003, including loans that may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Actual repayments of loans may differ from maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties.

		Due After
	Due in	1 Year but
	1 Year	Less Than	Due After
	or Less	5 Years	5 Years	Total
		(Dollars in thousands)
Loan category:
Commercial	$21,965	$9,694	$—	$31,659
Real estate-construction	58,263	53,271	109	111,643
Real estate-commercial and residential	47,229	902	148	48,279
Installment loans to individuals	5,734	3,554	30	9,318
Real estate-home equity	5,730	105	—	5,835

Total loans	$138,921	$67,526	$287	$206,734

For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates at December 31, 2003 (dollars in thousands):

		Due After
	Due in	1 Year but
	1 Year	Less Than	Due After
	or Less	5 Years	5 Years	Total
Interest category:
Predetermined interest rate	$20,174	$67,526	$287	$87,987
Floating interest rate	118,747	—	—	118,747

Total loans	$138,921	$67,526	$287	$206,734

Loans are generally placed on nonaccrual status when the payment of principal and/or interest is past due 90 days or more or when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful.

A summary of non-performing assets at December 31, 2003, 2002, 2001, 2000 and 1999,

Non performing Assets ($ in thousands)

	2003	2002	2001	2000	1999
Non accrual loans	$131	$588	$—	$—	$—
Accruing loans 90 days or more past due	—	64	—	—	—
Loans past due more than 30 days	9	632	539	357	—
Interest on non accrual loans which would have been reported	1	30	—	—	—
Interest recognized on non accrual loans prior to reclassifications of loans to non accrual	9	27	—	—	—

Allowance for Loan Losses

The Company’s allowance for loan losses was approximately $2,124,000 at December 31, 2003, compared to $1,383,000 at December 31, 2002 and 982,000 at December 31, 2001, representing 1.0% of year end total loans outstanding for December 31, 2003, 2002 and 2001.

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

An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by management and presented to the Board of Directors on a quarterly basis. In addition, the Bank has engaged an outside loan review consultant to perform, and report on an annual basis, an independent review of the quality of the loan portfolio relative to the accuracy of the Bank’s loan grading system.

The allowance for loan losses is established through charges to expense in the form of a provision for loan losses. Loan losses and recoveries are charged and credited directly to the allowance.

The Bank’s allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses compared to a group of peer banks identified by the regulators. During their routine examinations of banks, the Federal Reserve, FDIC and the Department of Banking and Finance may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

While it is the Bank’s policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise. After review of all relevant matters affecting loan collectability, management believes the allowance for loan losses is appropriate.

The following is an analysis of the allowance for loan losses for the years ended December 31, 2003, 2002, 2001, 2000 and 1999:

		December 31,
	2003	2002	2001	2000	1999
Average amount of loans outstanding	$167,544,217	$122,282,063	$81,963,058	$56,317,602	$25,142,297
Balance at beginning of period	$1,382,676	$981,639	$741,629	$399,991	$81,621
Charge-offs:
Commercial	102,968	—	—	—	—
Real estate-construction	—	—	—	—	—
Real estate-commercial and residential	—	—	—	—	—
Installment loans to individuals	184,855	10,682	—	—	458
Real estate-home equity	—	—	—	—	—

Total charge-offs	287,823	10,682	—	—	458

Recoveries:
Commercial	10,000	—	—	—	—
Real estate-construction	—	—	—	—	—
Real estate-commercial and residential	—	—	—	—	—
Installment loans to individuals	46,970	5,450	—	—	—
Real estate-home equity	—	—	—	—	—

Total recoveries	56,970	5,450	—	—	—

Net charge-offs	230,853	5,232	—	—	458

Provision charged to operations	971,686	406,269	240,010	341,638	318,828

Balance at end of year	$2,123,509	$1,382,676	$981,639	$741,629	$399,991

Ratio of net charge-offs during the period to average loans outstanding during the period	0.138%	0.004%	0.000%	0.000%	0.002%

Deposits

Deposits increased $64.3 million to $220.3 million during 2003. This growth is a result of an increase of $12.6 million in noninterest-bearing demand, a $13.7 million increase in interest-bearing demand and money market accounts, a $21.7 million increase in certificate of deposit accounts and an increase of $16.3 million in savings deposits.

The majority of these increases are due to an increase of $30.5 million in deposit accounts at our expanded Gwinnett office. This growth was primarily in certificates of deposits. In addition, deposits at our Dunwoody location have increased $28.5 million which is the result of a new deposit relationship which has resulted in an average monthly balance of $5.0 million in noninterest-bearing accounts and $10.0 million in interest bearing demand. In addition, the Dunwoody office has a new IOLTA account that has an average balance of over $6 million. Finally, deposits associated with our loan production office in Roswell were $3.0 million and the growth is expected to continue when the branch is moved to the permanent location in the first quarter of 2004. The increase in savings deposits was primarily attributable to the “The Peachtree Prime” account. This product is available for individuals and businesses with a rate of prime less 2.5%. The ratio of loans to deposits was 92.6% at December 31, 2003 and 90.1% at December 31, 2002.

The Company’s total deposits increased to approximately $155,989,000 at December 31, 2002, a 42.7% increase from the December 31, 2001, balance of approximately $109,332,000. The majority of this deposit growth was in time deposits which increased $30,700,000 and savings deposits which increased $7,333,0000. Savings deposits increased due to the introduction of “The Peachtree Prime” account in April 2002. Time deposit growth is attributed to the bank offering a competitive interest rate in order to fund loan demand. In addition during 2002, there was a continued emphasis on noninterest and interest bearing demand deposits which increased $4,937,000 and $3,686,000 respectively. Interest-bearing demand is primarily composed of money market accounts that offer tiered rates that are competitive with similar products offered by investment brokerage firms.

Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits, for December 31, 2003, 2002 and 2001 are presented below:

	December 31, 2003		December 31, 2002		December 31, 2001
	Average	Average	Average	Average	Average	Average
	Amount	Rate Paid	Amount	Rate Paid	Amount	Rate Paid
		(Dollars in thousands)
Deposits:
Noninterest-bearing demand	$23,288	—	$13,495	—	$8,427	—
Interest-bearing demand	42,165	0.61%	32,735	1.06%	26,848	3.06%
Savings	15,514	1.68%	3,313	1.75%	348	1.44%
Time	104,383	2.82%	85,436	3.49%	57,770	5.79%

Total	$185,350		$134,979		$93,393

Maturities of Time Deposits of $100,000 or more

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2003 are summarized as follows:

		(Dollars in thousands)
Months to maturity:
3 or less		$6,803
3 to 6		15,400
6 to 12		19,786
Over 12		9,484

	Total	$51,473

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

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company’s primary source of liquidity is its ability to maintain and increase deposits through the Bank. Deposits increased by $46.7 million in 2003.

The following are the key liquidity balances and ratios for the year ended December 31, 2003:

Cash and cash equivalents	$19,743,113
Investment securities available for sale	$22,522,858
CDs over $100,000 to total deposits ratio	23.4%
Loan to deposit ratio	92.6%

At December 31, 2003 cash and cash equivalents amounted to $19.7 million, representing 7.7% of total assets. Securities available for sale provide a secondary source of liquidity and amounted to $22.5 million at December 31, 2003 and 8.8% of total assets.

At December 31, 2003, certificates of deposit over $100,000 represented 23.4% of total deposits. Certificates of deposit over $100,000 are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on certificates of deposit over $100,000 and periodically adjusts its rates in accordance with market demands. Significant withdrawals of the large certificates of deposit may have a material adverse effect on the Bank’s liquidity. As a majority of the certificates of deposit were obtained by Bank customers in its market area, management believes the volatility of the deposits is lower than if such deposits were obtained from depositors outside its market area, as outside depositors are more likely to be interest rate sensitive.

The Bank maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. The Bank currently has arrangements with correspondent banks for short-term unsecured advances up to $12,000,000.

Capital Adequacy

In 2003, the Company issued 542,261 unregistered shares of common stock through a private placement at a price on $18.25 per share. The net proceeds of this offering $9,880,444 (after deducting issuance costs of $15,819) were used to increase the Bank’s regulatory capital ratios and for general corporate purposes.

The following table presents the Company’s and Bank’s regulatory capital position at December 31, 2003:

	Actual Ratio	Required Ratio
As of December 31, 2003:
Total Capital (to Risk-Weighted Assets)
Consolidated	13.0%	8.0%
Bank	12.9%	8.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	12.1%	4.0%
Bank	11.9%	4.0%
Tier 1 Capital (to Average Assets)
Consolidated	10.7%	4.0%
Bank	10.5%	4.0%

The above ratios indicate that the capital position of the Bank is sound and that the Bank is well positioned for future growth. For a more complete discussion of the actual and required ratios of the Bank as of December 31, 2003, see note 12 to the financial statements.

Selected Ratios

The rate of return information for the December 31, 2003, 2002 and 2001 are presented below.

	Year Ended December 31,
	2003	2002	2001
Return on assets	0.40%	0.80%	0.45%
Return on equity	6.43%	11.04%	5.59%
Dividend payout ratio	0.00%	0.00%	0.00%
Equity to assets ratio	6.25%	7.25%	7.99%

Junior Subordinated Debentures (related to Trust Preferred Securities)

In December 2002, the Company issued, through a wholly owned Delaware statutory trust, PB Capital Trust I (the “Trust”), $4,000,000 of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures that qualify as Tier I capital under Federal Reserve Board guidelines within certain limitations. All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the common securities and the trust preferred securities were used by the Trust to purchase $4,120,000 of junior subordinated debentures of the Company, which carry a deferrable floating rate equal to the Wall Street Journal prime rate plus 100 basis points. At December 31, 2003, this rate was 5.00%. The proceeds received by the Company from the sale of the junior subordinated debentures were used to strengthen the capital position of the Company and to accommodate current and future growth. The debentures and related accrued interest represent the sole assets of the Trust.

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

Asset/Liability Management

It is the Company’s objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, and investment, borrowing and capital policies. Certain officers are charged with the responsibility of monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through the growth of core deposits, which include deposits of all categories made by local individuals, partnerships and corporations. The objective of the policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings.

The asset/liability mix is monitored on a regular basis. A report reflecting the interest-sensitive assets and interest-sensitive liabilities is prepared and presented to the Board of Directors on a monthly basis.

One method used to measure a bank’s interest rate exposure is through its repricing gap. The gap is calculated by determing all assets that reprice or mature within a given time frame and subtracting all liabilities that reprice or mature within the same time frame. The difference between these two amounts is called the “gap,” which is the amount of either liabilities or assets that will reprice without a corresponding asset or liability repricing.

A negative gap (more liabilities repricing that assets) generally indicates that a bank’s net interest income will decrease if interest rates rise and will increase if interest rates fall. A positive gap generally indicates that a bank’s net interest income will decrease if interest rates fall and will increase if interest rates rise.

The following table sets forth the distribution of the repricing of the Company’s interest earning assets and interest-bearing liabilities as of December 31, 2003, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the difference to total interest earning assets. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The Bank’s savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the “Three Months or Less” category, although historical experience has proven these deposits to be more stable over the course of a year. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Bank’s customers. In addition, various assets and liabilities indicted as repricing within the same period may in fact reprice at different times within such period and at different rates.

Interest Rate Gap Sensitivity

At December 31, 2003
(Dollars in Thousands)

	Three	Four to	One to	Over
	Months	Twelve	Five	Five
	or Less	Months	Years	Years	Total
Interest-earning assets:
Federal funds sold	$10,077	$—	$—	$—	$10,077
Investment securities (1)	887	9,092	12,258	97	$22,334
Loans	122,955	15,966	67,526	287	$206,734

Total interest-earning assets	$133,919	$25,058	$79,784	$384	$239,145

Interest-bearing liabilities
Deposits
Interest-bearing demand and savings	$72,067	$—	$—	$—	$72,067
Time, $100,000 or more	6,803	35,186	9,484	—	51,473
Other time	8,080	49,707	10,530	—	68,317
Repurchase agreements	477	—	—	—	477
Other borrowings	—	7,100	—	—	7,100
Junior subordinated debentures	—	—	—	4,120	4,120

Total interest-bearing liabilities	$87,427	$91,993	$20,014	$4,120	$203,554

Interest rate sensitivity gap per period	$46,492	$(66,935)	$59,770	$(3,736)	$35,591

Interest rate sensitivity gap ratio	153.18%	27.24%	398.64%	9.32%	117.48%

Cumulative interest rate sensitivity gap	$46,492	$(20,443)	$39,327	$35,591

Cumulative difference to total interest earning assets	19.44%	-8.55%	16.44%	14.88%

(1) The above schedule excludes stock in Federal Home Loan Bank of $355,000 and stock in the Federal Reserve Bank of $405,000, which has no contractual maturity.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react, in different degrees, or at different points in time, to changes in market interest rates. Changes in interest rates, prepayment rates, early withdrawal levels and the ability of borrowers to service their debt, among other factors, may vary significantly from the assumptions made in the table. The Company actively manages the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on the Company due to the rate variability and short-term maturities of its earning assets. In particular, approximately 57.4% of the loan portfolio is comprised of loans that are variable rate terms or short-term obligations.

Contractual Obligations and Off-Balance-Sheet Arrangements

The Company’s contractual obligations and other commitments as of December 31, 2003 are summarized in the table below. The Company’s contractual obligations include the repayment of principal and interest related to FHLB advances and junior subordinated debentures, as well as payments under current lease agreements.

		One to
	Within one	Three	Three to	Five Years
	year	years	Five Years	or More	Total
Contractual Cash Obligations
FHLB advances	$7,100,000	—	—	—	7,100,000
Junior subordinated debentures	—	—	—	4,120,000	4,120,000
Operating lease obligations	189,576	422,688	385,026	643,317	1,640,607

Total	$7,289,576	422,488	385,026	4,763,317	12,860,607

Other commitments include commitments to extend credit. Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

Other Commitments
Commitments to extend credit	$68,638,000
Standby letters of credit	$1,268,000

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements, notes thereto and report independent certified public accountants are included in the Company’s Annual Report to Shareholders for the year ended December 31, 2003 and is incorporated herein by reference. See Exhibit 13.1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed the effectiveness and design of our disclosure controls and procedures under Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are adequate to ensure that material information relating to the Company, including its consolidated subsidiary, that is required to be included in its periodic filings with the Securities and Exchange Commission, is timely made known to them. There were no significant changes in internal controls, or to management’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date on which management carried out its evaluation, and there has been no corrective action with respect to significant deficiencies or material weaknesses.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The responses to this Item are included in the Company’s proxy statement for the Annual Meeting of Shareholders to be held May 18, 2004, under the headings, “Proposal 1 – Election of Directors – (Nominees and Continuing Directors),” “Ownership of PB Financial Services Common Stock,” and “Compliance with Section 16(a) of the Exchange Act” and are incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to its principal executive, financial and accounting officers. The Code of Ethics has been posted on the Company’s website at www.thepeachtreebank.com. A copy may also be obtained, without charge, upon written request addressed to The PB Financial Services Corporation, 9570 Medlock Bridge Road, Duluth, Georgia 30097, Attention: Corporate Secretary. The request may also be delivered by fax to the Corporate Secretary at (770) 814-8804.

ITEM 10. EXECUTIVE COMPENSATION

The responses to this Item are included in the Company’s proxy statement for the Annual Meeting of Shareholders to be held May 18, 2004, under the heading. “Compensation of Directors and Executive Officers,” and are incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The responses to this Item are included in the Company’s proxy statement for the Annual Meeting of Shareholders to be held April 29, 2003, under the headings, “Ownership of PB Financial Services Common Stock” and are incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to this Item are included in the Company’s proxy statement for the Annual Meeting of Shareholders to be held May 18, 2004, under the headings, “Certain Transactions”

and “Compensation of Directors and Executive Officers,” and are incorporated herein by reference.

ITEM 13. EXHIBITS, LISTS, AND REPORTS ON FORM 8-K

(a)	Financial Statements:

The following financial statements are included in the Company’s Annual Report to Shareholders are incorporated herein by reference.

Report of Independent Certified Public Accountants
Financial Statements
Consolidated Balance Sheets dated as of December 31, 2003 and 2002
Consolidated Statements of Earnings for the years ended December 31, 2003 and 2002
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003 and 2002
Consolidated Statements of Comprehensive Income for the years ended December 31, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002
Notes to Consolidated Financial Statements

(b)	Reports on Form 8-K

No Reports on Form 8-K were filed during the fourth quarter of 2003.

(c)	Exhibits

Exhibit Number	Exhibit
3.1	Articles of Incorporation (1)

3.2	Bylaws (2)

4.1	Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.1 *	Employment Agreement between Monty G. Watson and The Peachtree Bank dated as of January 13, 1998 (3)

10.2 *	The PB Financial Services 1998 Outside Directors Option Plan. (4)

Exhibit Number	Exhibit
13.1	The PB Financial Services Corporation 2003 Annual Report to shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company’s 2003 Annual Report to Shareholders is not deemed to be filed as part of this Report.

21.1	Subsidiaries of The PB Financial Services Corporation. (4)

24.1	Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

31.1	Certification of Chief Executive Officer pursuant Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement

(1)	Incorporated herein by reference to Exhibit 2(a) in The PB Financial Services Corporation’s Registration Statement on Form 8-A, Commission File No. 000-26725, filed July 15, 1999.

(2)	Incorporated herein by reference to Exhibit 2(b) in The PB Financial Services Corporation’s Registration Statement on Form 8-A, Commission File No. 000-26725, filed July 15, 1999.

(3)	Incorporated by reference to exhibit of same number in the Company’s Third Quarter Form 10QSB for the quarter ended September 30, 2003.

(4)	Incorporated by reference to exhibit of same number in the Company’s Annual Report on Form 10KSB for the year ended December 31, 1999.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included in the Company’s proxy statement for the Annual Meeting of Shareholders to be held May 18, 2004, under the heading “Fees Paid to Independent Auditors” and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PB FINANCIAL SERVICES CORPORATION

By:	/s/ Monty G. Watson

Monty G. Watson President and Chief Executive Officer

/s/Kelly J. Johnson

Kelly J. Johnson Chief and Principal Financial Officer

Date:	March 30, 2004

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

/s/ Robert D. Cheeley	DATE: March 30, 2004

Robert D. Cheeley, Director

/s/ Daniel B. Cowart	DATE: March 30, 2004

Daniel B. Cowart, Director

/s/ Paul D. Donaldson	DATE: March 30, 2004

Paul D. Donaldson, Director

/s/ Charles L. Douglas	DATE: March 30, 2004

Charles L. Douglas, Director

/s/ Dexter R. Floyd	DATE: March 30, 2004

Dexter R. Floyd, Director

/s/ J. Edwin Howard	DATE: March 30, 2004

J. Edwin Howard, Director

/s/ John J. Howard	DATE: March 30, 2004

John J. Howard, Director

/s/ J. Stephen Hurst	DATE: March 30, 2004

J. Stephen Hurst, Director

/s/ Kelly J. Johnson	DATE: March 30, 2004

Kelly J. Johnson, Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Charles Machemehl, III	DATE: March 30, 2004

Charles Machemehl, III, Director

/s/ J. Paul Maggard	DATE: March 30, 2004

J. Paul Maggard, Director

/s/ Monty G. Watson	DATE: March 30, 2004

Monty G. Watson, Director, President, and
Chief Executive Officer

THE PB FINANCIAL SERVICES CORPORATION

Consolidated Financial Statements

December 31, 2003 and 2002

(with Independent Accountants’ Report thereon)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
The PB Financial Services Corporation
Duluth, Georgia

We have audited the accompanying consolidated balance sheets of The PB Financial Services Corporation as of December 31, 2003 and 2002, and the related consolidated statements of earnings, changes in shareholders’ equity, comprehensive income and cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The PB Financial Services Corporation as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Atlanta, Georgia February 20, 2004

THE PB FINANCIAL SERVICES CORPORATION

Consolidated Balance Sheets

December 31, 2003 and 2002

	2003	2002
Assets
Cash and due from banks	$9,058,785	8,092,709
Interest-bearing deposits with banks	607,328	647,729
Federal funds sold	10,077,000	6,812,000

Cash and cash equivalents	19,743,113	15,552,438
Investment securities available for sale	22,522,858	17,071,978
Other investments	760,000	670,600
Loans, net	203,960,746	139,178,889
Premises and equipment, net	4,256,429	4,031,909
Accrued interest receivable and other assets	5,114,813	3,887,038

	$256,357,959	180,392,852

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$28,416,175	15,825,206
Interest-bearing demand	48,024,945	34,295,234
Savings	24,041,970	7,767,153
Time, $100,000 or more	51,473,112	49,870,527
Other time	68,316,716	48,230,919

Total deposits	220,272,918	155,989,039
Securities sold under retail repurchase agreements	477,120	1,379,781
Note payable and other borrowings	7,100,000	6,400,000
Junior subordinated debentures	4,120,000	4,120,000
Accrued interest payable and other liabilities	1,973,158	666,748

Total liabilities	233,943,196	168,555,568

Commitments
Shareholders’ equity:
Common stock, $5 par value, 10,000,000 shares authorized, 1,484,437 and 942,176 shares issued and outstanding	7,422,185	4,710,880
Additional paid-in capital	12,464,914	5,295,775
Retained earnings	2,402,860	1,550,530
Accumulated other comprehensive income	124,804	280,099

Total shareholders’ equity	22,414,763	11,837,284

	$256,357,959	180,392,852

See accompanying notes to consolidated financial statements.

THE PB FINANCIAL SERVICES CORPORATION

Consolidated Statements of Earnings

For the Years Ended December 31, 2003 and 2002

	2003	2002
Interest income:
Interest and fees on loans	$10,416,783	8,320,849
Interest on federal funds sold	99,670	76,316
Interest on investment securities:
U.S. Government agencies and mortgage-backed securities	459,852	469,697
Municipals	184,168	139,236
Trust preferred securities	90,000	176,343
Other	42,848	17,974

Total interest income	11,293,321	9,200,415

Interest expense:
Interest-bearing demand deposits	259,185	345,741
Savings deposits	261,117	58,187
Time deposits	2,945,902	2,978,172
Other	359,772	173,482

Total interest expense	3,825,976	3,555,582

Net interest income	7,467,345	5,644,833
Provision for loan losses	971,686	406,269

Net interest income after provision for loan losses	6,495,659	5,238,564

Other income:
Service charges	366,784	339,592
Gain on sale of securities	—	180,780
Mortgage referral commissions	986,072	389,749
Other	329,461	205,895

Total other income	1,682,317	1,116,016

Other expenses:
Salaries and employee benefits	3,985,688	2,438,737
Occupancy	722,875	535,400
Other operating	2,165,230	1,471,507

Total other expenses	6,873,793	4,445,644

Earnings before income taxes	1,304,183	1,908,936
Income tax expense	451,853	677,447

Net earnings	$852,330	1,231,489

Basic earnings per share	$0.86	1.31

Diluted earnings per share	$0.79	1.23

See accompanying notes to consolidated financial statements.

THE PB FINANCIAL SERVICES CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2003 and 2002

					Accumulated
	Common Stock		Additional		Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance, December 31, 2001	915,244	$4,576,220	5,066,056	319,041	120,560	10,081,877
Net earnings	—	—	—	1,231,489	—	1,231,489
Issuance of common stock	26,332	131,660	226,719	—	—	358,379
Exercise of stock options	600	3,000	3,000	—	—	6,000
Change in net unrealized gain on investment securities available for sale, net of tax	—	—	—	—	159,539	159,539

Balance, December 31, 2002	942,176	4,710,880	5,295,775	1,550,530	280,099	11,837,284
Net earnings	—	—	—	852,330	—	852,330
Issuance of common stock, net of issuance costs of $15,819	542,261	2,711,305	7,169,139	—	—	9,880,444
Change in net unrealized gain on investment securities available for sale, net of tax	—	—	—	—	(155,295)	(155,295)

Balance, December 31, 2003	1,484,437	$7,422,185	12,464,914	2,402,860	124,804	22,414,763

See accompanying notes to consolidated financial statements.

THE PB FINANCIAL SERVICES CORPORATION

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2003 and 2002

	2003	2002
Net earnings	$852,330	1,231,489

Other comprehensive income (loss):
Unrealized gains (losses) arising during the period, net of taxes of $(80,001) and $143,652, respectively	(155,295)	278,854
Reclassification adjustment for gains on sales of investment securities available for sale included in net earnings, net of taxes of $61,465 in 2002	—	(119,315)

Other comprehensive income (loss), net of tax	(155,295)	159,539

Comprehensive income	$697,035	1,391,028

See accompanying notes to consolidated financial statements.

THE PB FINANCIAL SERVICES CORPORATION

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2003 and 2002

	2003	2002
Cash flows from operating activities:
Net earnings	$852,330	1,231,489
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	619,852	392,727
Provision for loan losses	971,686	406,269
Deferred income taxes	(395,252)	(152,524)
Gain on sale of investment securities	—	(180,780)
Gain on sales of other real estate	(73,834)	—
Change in:
Net deferred loan fees	358,176	(86,779)
Cash surrender value life insurance	(94,207)	(73,946)
Accrued interest receivable and other assets	(262,938)	(123,617)
Accrued interest payable and other liabilities	1,306,410	96,051

Net cash provided by operating activities	3,282,223	1,508,890

Cash flows from investing activities:
Purchase of investment securities available for sale	(30,616,649)	(9,529,163)
Proceeds from calls and maturities of investment securities available for sale	24,684,081	2,765,692
Proceeds from sales of investment securities available for sale	—	2,204,200
Purchase of other investments	(89,400)	(485,600)
Investment in unconsolidated subsidiary	—	(120,000)
Purchase of cash value life insurance	(395,000)	(716,000)
Net change in loans	(67,210,620)	(42,840,042)
Purchases of premises and equipment	(419,170)	(262,953)
Construction in process	(172,717)	—
Proceeds from sales of other real estate	1,171,910	—

Net cash used by investing activities	(73,047,565)	(48,983,866)

Cash flows from financing activities:
Net change in deposits	64,283,879	46,656,627
Net change in note payable	—	(280,000)
Net change in securities sold under retail repurchase agreements	(902,661)	(1,986,362)
Proceeds from Federal Home Loan Bank borrowings	3,000,000	6,400,000
Repayments on Federal Home Loan Bank borrowings	(2,300,000)	(3,700,000)
Proceeds from issuance of junior subordinated debentures	—	4,120,000
Transaction costs associated with junior subordinated debentures	(5,645)	(175,986)
Proceeds from exercise of stock options	—	6,000
Proceeds from issuance of common stock, net of issuance costs	9,880,444	358,379

Net cash provided by financing activities	73,956,017	51,398,658

Net change in cash and cash equivalents	4,190,675	3,923,682
Cash and cash equivalents at beginning of year	15,552,438	11,628,756

Cash and cash equivalents at end of year	$19,743,113	15,552,438

THE PB FINANCIAL SERVICES CORPORATION

Consolidated Statements of Cash Flows, continued

For the Years Ended December 31, 2003 and 2002

	2003	2002
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,872,444	3,546,275
Income taxes	$708,000	703,000
Noncash investing and financing activities:
Change in net unrealized gain on investment securities available for sale, net of tax	$(155,295)	159,539
Transfer of loans to other real estate	$1,098,901	—

See accompanying notes to consolidated financial statements.

THE PB FINANCIAL SERVICES CORPORATION

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

Organization

The Peachtree Bank (the “Bank”) was organized in January 1998 upon receipt of its banking charter from the Georgia Department of Banking and Finance. In 2002, the Bank was approved to become a member of the Federal Reserve Bank. The Bank is primarily regulated by the Federal Reserve Bank and undergoes periodic examinations by this regulatory agency. The Bank, whose main office is in Duluth, Georgia, provides a full range of commercial and consumer banking services primarily in Fulton County, Georgia and the surrounding metropolitan Atlanta area.

On July 15, 1999, the Bank became a subsidiary of The PB Financial Services Corporation (the “Company”) as a result of a tax-free reorganization in which the shareholders of the Bank exchanged all outstanding Bank stock for stock in the Company.

In December 2002, the Company formed PB Capital Trust I (the “Trust”) for the purpose of issuing trust preferred securities.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary, the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accounting principles followed by the Company and the Bank, and the methods of applying these principles, conform with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices in the banking industry. In preparing the financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from these estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses and the valuation of other real estate owned.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks and federal funds sold.

Investment Securities

The Bank classifies its securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for sale in the near term. Held to maturity securities are those securities for which the Bank has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale. At December 31, 2003 and 2002, the Bank classified all of its investment securities as available for sale.

Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of shareholders’ equity until realized.

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

Other Investments

Other investments include equity securities of the Federal Reserve Bank and Federal Home Loan Bank, which do not have readily determinable fair values. These investments are carried at cost.

THE PB FINANCIAL SERVICES CORPORATION

Notes to Consolidated Financial Statements, continued

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

A loan is considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.

Accrual of interest is discontinued on a loan when management believes, after considering economic conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. Interest previously accrued but not collected is reversed against current period earnings and interest is recognized on a cash basis when such loans are placed on nonaccrual status.

The allowance for loan losses is established through a provision for loan losses charged to earnings. Loans are charged against the allowance for loan losses when management believes the collectibility of the principal is unlikely. The allowance represents an amount which, in management’s judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible.

Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and review of specific problem loans. In determining the adequacy of the allowance for loan losses, management uses a loan grading system that rates individual loans into nine risk classifications. These risk categories are assigned allocations of loss based on management’s estimate of potential loss which is generally based on an analysis of historical loss experience, current economic conditions, performance trends, and discounted collateral deficiencies. The combination of these results is compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. Management uses an independent external loan reviewer to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated losses.

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different than those of management.

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

Securities Sold Under Retail Repurchase Agreements

Securities sold under retail repurchase agreements are secured borrowings from customers and are treated as financing activities, and are carried at the amounts at which the securities will be repurchased as specified in the respective agreements.

THE PB FINANCIAL SERVICES CORPORATION

Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

Income Taxes

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

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Bank’s assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

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

Stock-Based Compensation

The Company’s stock-based compensation plan is accounted for under Accounting Principles Board Opinion No. 25 and related interpretations. No compensation expense has been recognized related to the grant of the incentive stock options. Had compensation cost been determined based upon the fair value of the options at the grant dates, the Company’s net earnings and net earnings per share would have been reduced to the proforma amounts indicated below.

		2003	2002
Net earnings	As reported	$852,330	1,231,489
	Effect of stock option grant, net of tax	(38,547)	(23,905)

	Proforma	$813,783	1,207,584

Basic earnings per share	As reported	$0.86	1.31
	Effect of stock option grant, net of tax	(0.04)	(0.02)

	Proforma	$0.82	1.29

Diluted earnings per share	As reported	$0.79	1.23
	Effect of stock option grant, net of tax	(0.04)	(0.02)

	Proforma	$0.75	1.21

The weighted average grant-date fair value of options granted in 2003 and 2002 was $6.27 and $4.35, respectively. The fair value of each option is estimated on the date of grant using the Minimum Value options-pricing model with the following weighted average assumptions used for grants in 2003 and 2002: dividend yield of 0%, risk-free interest rate of 4% and 5%, respectively, and an expected life of ten years.

THE PB FINANCIAL SERVICES CORPORATION

Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

Net Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for each period is presented as follows:

	Net	Common	Per Share
For the year ended December 31, 2003	Earnings	Shares	Amount
Basic earnings per share	$852,330	992,034	$0.86

Effect of stock options	—	89,452

Diluted earnings per share	$852,330	1,081,486	$0.79

	Net	Common	Per Share
For the year ended December 31, 2002	Earnings	Shares	Amount
Basic earnings per share	$1,231,489	939,212	$1.31

Effect of stock options	—	59,088

Diluted earnings per share	$1,231,489	998,300	$1.23

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51” (“FIN 46”). In December 2003, the FASB issued a revised version of FIN 46 to resolve certain questions and confusion related to the application of the original FIN 46. The Company adopted FIN 46 (Revised) as of December 31, 2003, and as a result, the Company’s wholly owned subsidiary, PB Capital Trust I, is no longer included in these consolidated financial statements. The consolidated financial statements have been restated for all periods presented to reflect this change in accounting, and the adoption of FIN 46 (Revised) had no impact on the Company’s reported results of operations or shareholders’ equity.

THE PB FINANCIAL SERVICES CORPORATION

Notes to Consolidated Financial Statements, continued

(2)	Investment Securities

Investment securities available for sale at December 31, 2003 and 2002 are as follows:

	December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$9,524,748	97,355	56,956	9,565,147
Municipal securities	6,054,580	188,379	40,340	6,202,619
Trust preferred securities	1,000,000	—	—	1,000,000
Mortgage-backed securities	5,754,433	36,170	35,511	5,755,092

Total	$22,333,761	321,904	132,807	22,522,858

	December 31, 2002
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$7,158,707	185,124	—	7,343,831
Municipal securities	4,195,870	140,976	74	4,336,772
Trust preferred securities	1,000,000	—	—	1,000,000
Mortgage-backed securities	4,293,008	98,367	—	4,391,375

Total	$16,647,585	424,467	74	17,071,978

The current fair value and associated unrealized losses on investments in debt securities with unrealized losses at December 31, 2003 are summarized in the table below.

	Less than 12 Months
	Estimated	Unrealized
	Fair Value	Losses
U.S. Government agencies	$1,908,657	56,956
Municipal securities	1,642,491	40,340
Mortgage-backed securities	3,218,811	35,511

	$6,769,959	132,807

There were no securities in the portfolio as of December 31, 2003 that had been in a continuous unrealized loss position greater than twelve months. The unrealized losses on debt securities as of December 31, 2003 arose due to changing interest rates and are considered to be temporary. At December 31, 2003, four out of seventeen securities issued by municipalities and six out of nineteen securities issued by U.S. government agencies and government sponsored corporations, including mortgage-backed securities contained unrealized losses and are included in the table above. These unrealized losses are considered temporary because the repayment sources of principal and interest are government backed and the investment risk grades on each security are acceptable.

THE PB FINANCIAL SERVICES CORPORATION

Notes to Consolidated Financial Statements, continued

(2)	Investment Securities, continued

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Due within one year	$6,596,435	6,677,439
Due from one to five years	6,504,148	6,481,175
Due from five to ten years	1,476,091	1,586,959
Due after ten years	2,002,654	2,022,193
Mortgage-backed securities	5,754,433	5,755,092

	$22,333,761	22,522,858

For the year ended December 31, 2002, the Company sold investment securities available for sale for $2,204,200 and realized gross gains of $180,780 on those sales. No investment securities were sold during 2003.

At December 31, 2003 and 2002 securities with a carrying value of approximately $4,638,000 and $5,845,000, respectively, were pledged to secure public deposits and for other purposes as required by law. Investment securities with a carrying value of approximately $1,244,000 and $2,714,000 at December 31, 2003 and 2002, respectively, were allocated by the Bank for collateral under retail repurchase agreements.

(3)	Loans

Major classifications of loans at December 31, 2003 and 2002 are summarized as follows:

	2003	2002
Commercial	$31,659,251	24,516,918
Real estate – commercial and residential	100,711,590	59,851,148
Real estate – construction	59,213,970	44,308,943
Real estate – home equity	5,834,477	4,138,049
Consumer	9,314,249	8,037,613

	206,733,537	140,852,671
Less: Allowance for loan losses	2,123,509	1,382,676
Net deferred loan fees	649,282	291,106

	$203,960,746	139,178,889

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in Fulton and Gwinnett Counties, Georgia. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

THE PB FINANCIAL SERVICES CORPORATION

Notes to Consolidated Financial Statements, continued

(3)	Loans, continued

Changes in the allowance for loan losses were as follows:

	2003	2002
Balance at beginning of year	$1,382,676	981,639
Provision charged to operations	971,686	406,269
Loans charged off	(287,823)	(10,682)
Recoveries	56,970	5,450

Balance at end of year	$2,123,509	1,382,676

(4)	Premises and Equipment

Major classifications of premises and equipment are summarized as follows:

	2003	2002
Land	$610,482	610,482
Buildings and improvements	2,674,132	2,674,132
Furniture and equipment	2,073,360	1,654,189
Leasehold improvements	241,746	241,746
Construction in process	172,717	—

	5,772,437	5,180,549
Less accumulated depreciation	1,516,008	1,148,640

	$4,256,429	4,031,909

Depreciation expense was $367,367 and $308,017 for the years ended December 31, 2003 and 2002, respectively.

The Bank leases certain office facilities to third parties. For the years ended December 31, 2003 and 2002, rental income totaled approximately $63,000 and $78,000, respectively.

(5)	Deposits

At December 31, 2003, the scheduled maturities of time deposits are as follows:

2004	$99,776,292
2005	15,669,966
2006	670,694
2007	1,388,959
2008	2,283,917

$119,789,828

(6)	Note Payable and Other Borrowings

During 2002, the Company obtained a $250,000 line of credit with another financial institution. The debt is collateralized by 100% of the stock of the Bank, and calls for interest to be paid quarterly at the prime rate less 50 basis points. The line of credit matures in December 2004. The loan agreement contains covenants relating to the level of the allowance for loan losses, payments of dividends, regulatory capital adequacy and return on average assets. At December 31, 2003, the Company was in compliance with all loan covenants. The Company had no balances outstanding under this line of credit at December 31, 2003 and 2002.

The Bank is party to a credit facility with the Federal Home Loan Bank (“FHLB”) of Atlanta, whereby the FHLB provides credit to the Bank under varying terms. Amounts advanced by the FHLB are collateralized by a blanket lien on all 1–4 family first mortgage loans and selected commercial loans. At December 31, 2003, the carrying amount of loans pledged as collateral totaled approximately $12,800,000.

THE PB FINANCIAL SERVICES CORPORATION

Notes to Consolidated Financial Statements, continued

(6)	Note Payable and Other Borrowings, continued

The FHLB advances at December 31, 2003 and 2002 are summarized as follows:

	Interest	Rate
Maturity Date	Rate	Type	2003	2002
November 10, 2003	1.80%	Fixed	$—	2,300,000
June 23, 2004	2.08%	Fixed	2,100,000	2,100,000
December 23, 2004	2.31%	Fixed	2,000,000	2,000,000
November 12, 2004	1.83%	Fixed	3,000,000	—

			$7,100,000	6,400,000

Additionally, the Bank has $12,000,000 available for the purchase of overnight federal funds from three correspondent financial institutions.

(7)	Junior Subordinated Debentures

In December 2002, the Company issued, through a wholly owned Delaware statutory trust, PB Capital Trust I (the “Trust”), $4,000,000 of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures (trust preferred securities) that qualify as Tier I capital under Federal Reserve Board guidelines within certain limitations. All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the common securities and the trust preferred securities were used by the Trust to purchase $4,120,000 of junior subordinated debentures of the Company, which carry a deferrable floating rate equal to the Wall Street Journal prime rate plus 100 basis points. At December 31, 2003, this rate was 5.00%. The proceeds received by the Company from the sale of the junior subordinated debentures were used to strengthen the capital position of the Bank and to accommodate current and future growth. The debentures and related accrued interest represent the sole assets of the Trust. As discussed in note 1, the Trust is not consolidated by the Company under FIN 46.

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

(8)	Income Taxes

The components of income tax expense are as follows:

	2003	2002
Current	$847,105	829,971
Deferred	(395,252)	(152,524)

	$451,853	677,447

THE PB FINANCIAL SERVICES CORPORATION

Notes to Consolidated Financial Statements, continued

(8)	Income Taxes, continued

The differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

	2003	2002
Pre-tax income at statutory rates	$443,422	649,038
Differences:
Nondeductible meals and entertainment	12,620	8,597
State taxes, net of federal benefit	55,789	48,594
Tax exempt interest	(62,820)	(47,340)
Increase in cash surrender value of life insurance	(32,030)	(25,142)
Other	34,872	43,700

	$451,853	677,447

The following summarizes the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities. The net deferred tax asset is included as a component of other assets at December 31, 2003 and 2002.

	2003	2002
Deferred tax assets:
Allowance for loan losses	$766,540	505,848
Deferred loan fees	246,467	110,504
Deferred organizational costs	2,763	27,037
Deferred compensation	131,082	54,352
Other	3,311	11,318

Total gross deferred tax assets	1,150,163	709,059

Deferred tax liabilities:
Unrealized gain on investment securities available for sale	(64,293)	(144,294)
Accumulated depreciation	(150,505)	(104,653)

Total gross deferred tax liabilities	(214,798)	(248,947)

Net deferred tax asset	$935,365	460,112

(9)	Related Party Transactions

The Bank conducts transactions with directors and executive officers, including companies in which they have beneficial interests, in the normal course of business. It is the policy of the Bank that loan transactions with directors and officers be made on substantially the same terms as those prevailing at the time made for comparable loans to other customers. The following is a summary of activity for related party loans for 2003:

Beginning balance	$4,008,000
New loans	19,821,000
Repayments	(16,500,000)

Ending balance	$7,329,000

At December 31, 2003 and 2002, the Bank had deposit relationships with related parties of approximately $4,366,000 and $3,128,000, respectively.

The Bank had a lease agreement with one of its directors for office space located in the Bank’s building. Although the lease expired December 31, 2001, the Bank continues to lease the space to this director on a month-to-month basis and receives monthly lease payments of $1,069 plus certain executory costs.

THE PB FINANCIAL SERVICES CORPORATION

Notes to Consolidated Financial Statements, continued

(10)	Commitments

The Bank leases various banking facilities and equipment under operating lease arrangements. Future minimum lease payments required for all operating leases having a remaining term in excess of one year at December 31, 2003 are as follows:

Year Ending December 31,
2004	$189,576
2005	213,935
2006	208,753
2007	200,217
2008	184,809
Thereafter	643,317

Total minimum obligation	$1,640,607

The total rent expense was approximately $119,000 and $71,000 for 2003 and 2002, respectively.

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

In most cases, the Bank does require collateral or other security to support financial instruments with credit risk.

	Contractual Amount
	2003	2002
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$68,638,000	33,995,000
Standby letters of credit	$1,268,000	1,527,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation. Collateral held varies but may include unimproved and improved real estate, certificates of deposit, or personal property.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to businesses in the Bank’s delineated trade area. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds real estate, equipment, automobiles and customer deposits as collateral supporting those commitments for which collateral is deemed necessary.

THE PB FINANCIAL SERVICES CORPORATION

Notes to Consolidated Financial Statements, continued

(11)	Benefit Plans

The Bank has a 401(k) plan for the benefit of employees with eligibility subject to certain minimum age and service requirements. Under this plan, employees may contribute from two to fifteen percent of their salaries, up to the legal contribution limit. At its discretion, the Bank may match a portion of participants’ contributions. The Bank may also make an annual discretionary profit sharing contribution to the plan. The Bank contributed approximately $25,400 and $15,800 to the plan in 2003 and 2002, respectively.

The Company has an employee stock option plan and a director stock option plan. The plans were adopted for the benefit of directors and key officers and employees in order that they may purchase Company stock at a price equal to the fair market value on the date of grant. A total of 200,000 shares were reserved for possible issuance under the employee stock option plan. A total of 157,612 shares were reserved for possible issuance under the director stock option plan. The options vest over periods of time as specified in the option agreements and expire after ten years. At December 31, 2003, the options have a weighted average remaining contractual life of approximately six years.

A summary of activity in these stock option plans is presented below:

	2003		2002
		Weighted		Weighted
	Option	Average Option	Option	Average Option
	Shares	Price Per Share	Shares	Price Per Share
Outstanding, beginning of year	247,698	$10.41	228,698	$10.04
Granted during the year	35,050	$17.26	25,500	$13.61
Cancelled during the year	—	—	(5,900)	$10.00
Exercised during the year	—	—	(600)	$10.00

Outstanding, end of year	282,748	$11.26	247,698	$10.41

Number of shares exercisable	214,598	$10.07	201,398	$10.01

A summary of options outstanding as of December 31, 2003 is presented below:

				Weighted
				Average Option
			Options	Price Per Share of
Options	Price	Years	Currently	Options Currently
Outstanding	Per Share	Remaining	Exercisable	Exercisable
219,698	$10.00	5	205,298	$10.00
35,500	$13.61	9	9,300	$13.61
27,550	$18.25	10	—	—

282,748	$11.26	6	214,598	$10.07

During 2001, the Company adopted a post-retirement benefit plan to provide retirement benefits to certain of the Company’s executive officers and its board of directors and to provide death benefits for the designated beneficiaries. Under this plan, single-premium, split-dollar, whole-life insurance contracts were purchased on the lives of certain executive officers and members of the board of directors. The increase in the cash surrender value of the contracts, less the Bank’s cost of funds, constitutes the Company’s contribution to the plan each year. In the event the insurance contracts fail to produce positive returns, the Company has no obligation to contribute to the plan. At December 31, 2003 and 2002, the cash surrender value of the insurance contracts was $2,586,729 and $2,097,522, respectively, and is included in the consolidated balance sheet as a component of other assets. For the years ended December 31, 2003 and 2002, the Company recorded income, representing the increase in the cash surrender value of the contracts, of approximately $94,000 and $74,000, respectively, and incurred expenses of approximately $114,000 and $72,000, respectively.

THE PB FINANCIAL SERVICES CORPORATION

Notes to Consolidated Financial Statements, continued

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (all as defined). Management believes, as of December 31, 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2003 the most recent notification from regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

As discussed in note 7, PB Capital Trust I is not consolidated by the Company under FIN 46; however, for regulatory purposes, the Trust continues to be consolidated with the Company and, to the extent allowable under regulatory guidelines, the trust preferred securities issued by the Trust continue to be reported as Tier 1 capital.

The Company’s and the Bank’s actual capital amounts and ratios are presented below.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
As of December 31, 2003:
Total Capital (to Risk-Weighted Assets)
Consolidated	$28,414	13.0%	$17,456	8.0%	N/A	N/A
Bank	$28,017	12.9%	$17,426	8.0%	$21,783	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$26,290	12.1%	$8,728	4.0%	N/A	N/A
Bank	$25,893	11.9%	$8,713	4.0%	$13,070	6.0%
Tier 1 Capital (to Average Assets)
Consolidated	$26,290	10.7%	$9,836	4.0%	N/A	N/A
Bank	$25,893	10.5%	$9,826	4.0%	$12,283	5.0%
As of December 31, 2002:
Total Capital (to Risk-Weighted Assets)
Consolidated	$16,940	11.1%	$12,215	8.0%	N/A	N/A
Bank	$16,549	10.9%	$12,195	8.0%	$15,244	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$15,409	10.1%	$6,107	4.0%	N/A	N/A
Bank	$15,166	10.0%	$6,098	4.0%	$9,147	6.0%
Tier 1 Capital (to Average Assets)
Consolidated	$15,409	9.1%	$6,777	4.0%	N/A	N/A
Bank	$15,166	9.0%	$6,771	4.0%	$8,463	5.0%

THE PB FINANCIAL SERVICES CORPORATION

Notes to Consolidated Financial Statements, continued

(13)	Shareholders’ Equity

Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. These restrictions for the Bank are based on the level of regulatory classified assets, prior year’s earnings, and the ratio of equity capital to total assets. At December 31, 2003 and 2002, total shareholders’ equity of the Bank was $26,018,111 and $15,446,465, respectively. The amount of dividends that the Bank could pay in 2004 without obtaining prior regulatory approval is approximately $521,000.

During 2003, the Company sold 542,261 shares of common stock, respectively, through a private placement at a price of $18.25 per share. The net proceeds of this offering of $9,880,444 (after deducting issuance costs of $15,819) were used to increase the Bank’s regulatory capital ratios and for general corporate purposes.

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

(14)	Other Operating Expense

Other operating expense for the years ended December 31, 2003 and 2002 included the following items that exceeded one percent of total revenues:

	2003	2002
Data processing	$224,133	160,892
Directors fees	$264,600	177,000

(15)	Fair Value of Financial Instruments

The Company is required to disclose fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company’s financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather a good faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination, or issuance.

Cash and Cash Equivalents

For cash, due from banks, interest-bearing deposits with banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

Investment Securities

Fair values for investment securities are based on quoted market prices.

Other Investments

The carrying amount of other investments approximates fair value.

Loans

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

THE PB FINANCIAL SERVICES CORPORATION

Notes to Consolidated Financial Statements, continued

(15)	Fair Value of Financial Instruments, continued

Deposits

The fair value of demand deposits, interest-bearing demand deposits, and savings is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

Securities Sold Under Retail Repurchase Agreements

The carrying value of securities sold under retail repurchase agreements approximates fair value.

FHLB Advances

The fair value of FHLB advances is estimated based upon discounted future cash flows using a discount rate comparable to the current market rate for such borrowings.

Junior Subordinated Debentures

Because the Company’s junior subordinated debentures were issued at a floating rate, the carrying amount is a reasonable estimate of fair value.

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally short-term and at variable interest rates. Therefore, both the carrying value and estimated fair value associated with these instruments are immaterial.

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

The carrying amount and estimated fair values of the Company’s financial instruments at December 31, 2003 and 2002 are as follows:

	2003		2002
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$19,743,113	19,743,113	15,552,438	15,552,438
Investment securities available for sale	22,522,858	22,522,858	17,071,978	17,071,978
Other investments	760,000	760,000	670,600	670,600
Loans, net	203,960,746	204,185,425	139,178,889	139,704,187
Cash surrender value of life insurance	2,586,729	2,586,729	2,097,522	2,097,522
Liabilities:
Deposits	$220,272,918	220,915,118	155,989,039	156,803,370
Securities sold under retail repurchase agreements	477,120	477,120	1,379,781	1,379,781
Federal Home Loan Bank advances	7,100,000	7,123,246	6,400,000	6,413,568
Junior subordinated debentures	4,120,000	4,120,000	4,120,000	4,120,000

THE PB FINANCIAL SERVICES CORPORATION

Notes to Consolidated Financial Statements, continued

(16)	The PB Financial Services Corporation (Parent Company Only) Financial Information

Balance Sheets

December 31, 2003 and 2002

	2003	2002
Assets
Cash	$94,060	153,586
Investment in Bank	26,018,111	15,446,465
Investment in Trust (unconsolidated)	120,000	120,000
Other assets	320,792	241,744

	$26,552,963	15,961,795

Liabilities and Shareholders’ Equity
Other liabilities	$18,200	4,511
Junior subordinated debentures	4,120,000	4,120,000
Shareholders’ equity	22,414,763	11,837,284

	$26,552,963	15,961,795

Statements of Earnings

For the Years Ended December 31, 2003 and 2002

	2003	2002
Dividend income from Bank	$211,355	—
Dividend income from Trust	3,455	—
Interest expense	(214,810)	(33,812)
Other operating expenses	(61,843)	(24,116)

Loss before income tax benefit and equity in undistributed earnings of Bank	(61,843)	(57,928)
Income tax benefit	83,500	22,012

Earnings (loss) before equity in undistributed earnings of Bank	21,657	(35,916)
Equity in undistributed earnings of Bank	830,673	1,267,405

Net earnings	$852,330	1,231,489

THE PB FINANCIAL SERVICES CORPORATION

Notes to Consolidated Financial Statements, continued

(16)	The PB Financial Services Corporation (Parent Company Only) Financial Information, continued

Statements of Cash Flows

For the Years Ended December 31, 2003 and 2002

	2003	2002
Cash flows from operating activities:
Net earnings	$852,330	1,231,489
Adjustments to reconcile net earnings to net cash used by operating activities:
Equity in undistributed earnings of Bank	(830,673)	(1,267,405)
Amortization	6,093	—
Deferred income taxes	(23,500)	(56,229)
Change in other assets	(55,996)	30,217
Change in other liabilities	13,689	4,511

Net cash used by operating activities	(38,057)	(57,417)

Cash flows used by investing activities, consisting of capital infusions in Bank	(9,896,268)	(3,882,098)

Cash flows from financing activities:
Proceeds (repayments) of note payable	—	(280,000)
Proceeds from issuance of junior subordinated debentures	—	4,120,000
Transaction costs associated with junior subordinated debentures	(5,645)	(175,986)
Issuance of common stock	9,880,444	358,379
Proceeds from exercise of stock options	—	6,000

Net cash provided by financing activities	9,874,799	4,028,393

Net change in cash	(59,526)	88,878
Cash at beginning of year	153,586	64,708

Cash at end of year	$94,060	153,586