Form 10QSB
period 2004-03-31
P B FINANCIAL SERVICES CORP
filed 2004-05-14
CIK 1086173

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2004           Commission File Number

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

Common Stock, $5.00 par value, 1,484,437 shares as of May 13, 2004.

Part I. Financial Information

Item 1. Financial Statements

THE PB FINANCIAL SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS
March 31, 2004 and December 31, 2003

	March 31, 2004	December 31,
	(Unaudited)	2003
ASSETS
Cash and due from banks	$8,278,881	$9,058,785
Interest bearing deposits with banks	650,023	607,328
Federal funds sold	6,979,000	10,077,000

Cash and cash equivalents	15,907,904	19,743,113
Investment securities available for sale, at market value	22,219,821	22,522,858
Other investments	1,691,900	760,000
Loans, net	239,766,194	203,960,746
Property and equipment, net	4,501,794	4,256,429
Other assets	4,675,022	5,114,813

	$288,762,635	$256,357,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Noninterest-bearing demand	$33,758,732	$28,416,175
Interest-bearing demand and money market	51,969,012	48,024,945
Savings	32,764,033	24,041,970
Time deposits of $100,000 or more	53,746,806	51,473,112
Other time deposits	68,634,664	68,316,716

Total deposits	240,873,248	220,272,918
Repurchase agreements	13	477,120
Borrowings	20,100,000	7,100,000
Junior subordinated debentures	4,120,000	4,120,000
Other liabilities	804,842	1,973,158

Total liabilities	265,898,103	233,943,196

Stockholders’ equity:
Common stock, $5.00 par value, 10,000,000 shares authorized 1,484,437 shares issued and outstanding	7,422,185	7,422,185
Additional paid in capital	12,464,914	12,464,914
Retained earnings	2,732,614	2,402,860
Accumulated other comprehensive income	244,820	124,804

Total stockholders’ equity	22,864,533	22,414,763

	$288,762,636	$256,357,959

See accompanying notes to consolidated financial statements.

THE PB FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2004	March 31, 2003
INTEREST INCOME
Interest and fees on loans	$3,354,216	2,456,332
Interest on investment securities	228,541	187,038
Interest on federal funds sold	6,079	15,383

Total interest income	3,588,836	2,658,753

INTEREST EXPENSE
Interest-bearing demand and money market	50,645	60,208
Savings	114,561	40,755
Time deposits of $100,000 or more	354,113	366,244
Other time deposits	425,481	378,019
Repurchase agreements	558	4,157
Trust preferred securities	51,550	54,127
Other borrowings	52,308	32,514

Total interest expense	1,049,216	936,024

Net interest income	2,539,620	1,722,729
PROVISION FOR LOAN LOSSES	288,000	252,875

Net interest income after provision for loan losses	2,251,620	1,469,854

OTHER OPERATING INCOME
Service charges on deposit accounts	87,296	73,110
Gain on sale of investments	38,440	—
Mortgage referral commissions	196,735	118,256
Other income	83,718	66,551

Total other income	406,189	257,917

OTHER OPERATING EXPENSE
Salaries and benefits	1,267,152	654,098
Occupancy	216,238	142,237
Other expense	657,383	412,384

Total other operating expense	2,140,773	1,208,719

EARNINGS BEFORE INCOME TAXES	517,036	519,052
INCOME TAXES	187,282	202,392

NET EARNINGS	$329,754	$316,660

BASIC EARNINGS PER COMMON SHARE	$0.22	$0.34

DILUTED EARNINGS PER COMMON SHARE	$0.21	$0.32

See accompanying notes to consolidated financial statements

THE PB FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
Net earnings	$329,754	$316,660

Other comprehensive income (loss):
Unrealized gains (losses) arising during the period, net of taxes of $74,896 and $(10,929), respectively	145,386	(53,361)
Reclassification adjustment for gains on sales of investment securities available for sale included in net earnings, net of taxes of $13,070 in 2004	(25,370)	—

Other comprehensive income (loss)	120,016	(53,361)

Comprehensive income	$449,770	$263,299

See accompanying notes to consolidated financial statements

THE PB FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW
Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
Cash flows from operating activities
Net earnings	$329,754	$316,660
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of premises and equipment	103,853	83,220
Amortization of investment securities available for sale	52,971	36,354
Provision for loan losses	288,000	252,875
Gain on sale of investment securities available for sale	(38,440)	—
Change in net deferred loan fees	12,369	80,797
Change in other assets	377,965	(96,456)
Change in other liabilities	(1,168,316)	139,856

Net cash provided by operating activities	(41,844)	813,306

Cash flows from investing activities
Purchases of investment securities available for sale	(3,190,589)	(1,981,113)
Principal repayments of investment securities available for sale	1,499,163	2,619,717
Proceeds from sale of investment securities available for sale	2,161,774	—
Purchases of other investments	(931,900)	—
Loans originated, net of principal repayments	(36,105,817)	(13,050,450)
Purchases of premises and equipment	(349,218)	(43,660)

Net cash used by investing activities	(36,916,587)	(12,455,506)

Cash flows from financing activities
Increase in borrowings	13,000,000	—
Net change in repurchase agreements	(477,107)	333,704
Net increase in demand, money market and savings deposits	18,008,687	11,822,164
Time deposits accepted, net of repayments	2,591,642	2,701,991

Net cash provided by financing activities	33,123,222	14,857,859

Net change in cash and cash equivalents	(3,835,209)	3,215,659
Cash and cash equivalents at beginning of period	19,743,113	15,552,438

Cash and cash equivalents at end of period	$15,907,904	$18,768,097

Supplemental disclosures of cashflow information:
Cash paid during the year for:
Interest	$981,824	$981,740
Income taxes	$166,550	$10,000
Noncash investing and financing activities:
Change in accumulated other comprehensive income, net of tax	$120,016	$(21,216)

See accompanying notes to consolidated financial statements

THE PB FINANCIAL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation

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

Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes included in the Bank’s annual report included on Form 10-KSB for the year ended December 31, 2003.

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

Stock-based Compensation

As allowed under GAAP, no compensation expense has been recognized related to these plans. Had compensation cost been determined based upon the fair value of the options at the grant dates, the Company’s net earnings and net earnings per share would have been reduced to the proforma amounts indicated below.

		Three Months Ended	Three Months Ended
		March 31, 2004	March 31, 2004
Net earnings	As reported	$329,754	$329,754
	Effect of stock option grant, net of tax	(15,790)	(9,637)

	Proforma	$313,964	$307,023

Basic earnings per share	As reported	$0.22	$0.34
	Proforma	$0.21	$0.33
Diluted earnings per share	As reported	$0.21	$0.32
	Proforma	$0.20	$0.31

The weighted average grant-date fair value of options granted in the first quarter of 2004 was $5.83. The fair value of each option is estimated on the date of grant using the Minimum Value options-pricing model with the following weighted average assumptions used for grants in the first quarter of 2004: dividend yield of 0%, risk-free interest rate of 4% and an expected life of ten years. The options have a weighted average remaining contractual life of approximately six years. There were no options granted during the first quarter of 2003.

Note 2 — Loans and Allowance for Loan Losses

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

The following is an analysis of the allowance for loan losses for the three months ended March 31, 2004 and 2003:

	2004	2003
Balance, beginning of period	$2,123,509	$1,382,676
Provision for loan losses	288,000	252,875
Less:
Charge-offs	(1,431)	—
Recoveries	18,845	—

Net charge-offs	17,414	—

Balance, end of period	$2,428,924	$1,635,551

Note 3 — Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three months ended March 31, 2004 is as follows:

For the three months ended March 31, 2004

	Net Earnings	Common Shares	Amount Per Share
Basic earnings per share	$329,754	1,484,437	$0.22

Effect of dilutive securities:
Stock options	—	108,341

Diluted earnings per share	$329,754	1,592,778	$0.21

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three months ended March 31, 2003 is as follows:

For the three months ended March 31, 2003

	Net Earnings	Common Shares	Amount Per Share
Basic earnings per share	$316,660	942,176	$0.34

Effect of dilutive securities:
Stock options	—	58,274

Diluted earnings per share	$316,660	1,000,450	$0.32

Note 4 — Stock-based Compensation

The Company has an employee stock option plan and a director stock option plan. The plans were adopted for the benefit of directors and key officers and employees in order that they may purchase Company stock at a price equal to the fair market value on the date of grant. A total of 200,000 shares were reserved for possible issuance under the employee stock option plan. A total of 158,198 shares were reserved for possible issuance under the director stock option plan. The options vest over periods of time as specified in the option agreements and expire after ten years. During the three months ended March 31, 2004, 1,500 options were granted with a weighted average exercise price of $18.25 and no options were cancelled or exercised.

At March 31, 2004, a total of 284,248 options were outstanding and 219,151 option shares were exercisable at a weighted average option price per share of $11.27.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial position and operating results during the periods included in the accompanying consolidated financial statements.

This discussion contains certain forward-looking statements including statements relating to present or future trends or factors generally affecting the banking industry and specifically affecting The PB Financial Corporation’s operations, markets and products. Without limiting the foregoing, the words “anticipates”, “believes”, “intends”, “expects” or similar expressions are intended to identify forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Actual results could differ materially from those projected for many reasons including, without limitation, changing events and trends that have influenced the Company’s assumptions. These trends and events include (1) changes in the interest rate environment which may reduce margins, (2) non-achievement of expected growth, (3) less favorable than anticipated changes in national and local business environments and securities markets (4) adverse changes in the regulatory requirements affecting the Company, (5) greater competitive pressures among financial institutions in the Company’s market, and (6) greater than expected loan losses. Additional information and other factors that could affect future financial results are included in the Company’s annual report included on Form 10-KSB for the year ended December 31, 2003.

FINANCIAL CONDITION

At March 31, 2004, the Company’s total assets increased $32.4 million or 12.6% from December 31, 2003. Net loans, the primary category of assets, grew from $204.0 million to $239.8 million, an increase of $35.8 million. The majority of this increase was due to loan growth of approximately $10.7 million in loans from our Roswell branch which moved to a full service branch location during the first quarter 2004 from an existing loan production office. The Cumming loan production office increased loans $3.0 million during the first quarter of 2004. In addition, construction loans at our Duluth location increased $12.6 million.

Deposits increased $20.6 million to $240.9 million during 2004. This growth is a result of an increase of $5.3 million in non interest bearing demand, a $3.9 million increase in interest bearing demand and money market accounts a $2.6 million increase in certificate of deposit accounts and an increase of $8.7 million in savings deposits.

The majority of these increases are due to an increase of $7.7 million in deposit accounts at our expanded Gwinnett office. In addition, deposits at our Dunwoody location have increased to $6.4 million which is the result of a deposit relationship that was opened April 2003, which resulted in an average monthly balance of $5.0 million in non interest bearing accounts and $10.0 million in interest bearing demand accounts. In addition, the Roswell office moved to a full service branch which contributed to the $5.5 million increase in deposits for this branch location.

The increase in savings deposits was primarily attributable to the “The Peachtree Prime” account. This product is available for individuals and businesses with a rate of Prime less

2.5%. Time deposit growth is attributed to The Peachtree Bank offering a competitive interest rate in order to fund loan demand. The ratio of loans to deposits was 99.2% at March 31, 2004 and 92.6% at December 31, 2003.

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

Loans and Allowance for Loan Losses

At March 31, 2004, nets loans amounted to $240.9 million compared to $220.3 million at December 31, 2003, an increase of $20.6 million. Average loans represented 89.7% of total average earning assets for the three months ended March 31, 2004.

Major classifications of loans are as follows:

	March 31,	Percent of	December 31,	Percent of
	2004	Total	2003	Total
	(In Thousands)
Commercial	$34,006	14.00%	$31,659	15.31%
Real estate-construction	66,998	27.59%	59,214	28.64%
Real estate-commercial and residential	125,954	51.86%	100,712	48.72%
Installment loans to individuals	9,062	3.73%	9,314	4.51%
Real estate-home equity	6,836	2.81%	5,835	2.82%

Total loans	242,856	100.00%	206,734	100.00%
Less: Allowance for loan losses	2,429		2,124
Net deferred loan fees	661		649

Loans, net	$239,766		$203,961

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

An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by management and presented to the Board of Directors on a quarterly basis. The Bank uses a methodology whereby all loans are assigned a risk rating of one (superior quality) to three (loss). Loans are categorized as one of the three risk grades based on management’s assessment of the overall credit quality of the loan, including payment history, financial position of the borrower, underlying collateral and internal credit review. The reserve percentages are determined by management based on its evaluation of losses inherent in the various risk grades. A required reserve percentage is assigned for loans within that risk rating. In addition, the Bank has engaged an outside loan review consultant to perform, and report on an annual basis, an independent review of the quality of the loan portfolio relative to the accurateness of the Bank’s loan grading system. The allowance for loan losses is established through charges to expense in the form of a provision for loan losses. Loan losses and recoveries are charged and credited directly to the allowance. The allowance for loan losses was 1.00% of total loans outstanding at March 31, 2004 and 1.03% of total loans outstanding December 31, 2003.

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

At March 31, 2004, there were five non-accrual loans for a total amount of $818,989. As of December 31, 2003, there was one loan on non-accrual in the amount of $131,142. Total loans past due greater than 30 days, including non-accrual loans, at March 31, 2004, were approximately $129,000 or .05% of total loans compared to $9,000 or 0.001% of total loans as December 31, 2003.

Liquidity

The Peachtree Bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors’ accounts and to supply new borrowers with funds. To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match these to meet liquidity needs. It is the policy of the Bank to monitor its liquidity to meet regulatory requirements and the local funding requirements. The Bank calculates Liquidity Ratio by calculating the ratio of net cash, short term and marketable assets to deposits and short-term liabilities. As of March 31, 2004, the ratio was 14%, which is just outside the Banks policy that requires a Liquidity Ratio of 15%.

In addition, the Bank has arrangements with correspondent banks for short-term unsecured advances up to $12,000,000. A minimal amount was borrowed under these arrangements in 2004 and 2003.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

The Company reported net income for the three months ended March 31, 2004 of $329,754 compared to $316,660 for the same period one year ago.

Net interest income for the three months ended March 31, 2004 was $2,539,620 compared to $1,722,729 for the same period in 2003, with the increase attributed to a greater volume of interest earning assets that earn a higher interest rate than the rate paid on interest bearing liabilities. As of March 31, 2004, the yield on average earning assets was 5.60% compared to 6.17% for March 31, 2003. The Bank’s cost of funds for March 31, 2004 was 1.66% compared to 2.14% for the same period in 2003. Overall, the Company’s net interest margin was 4.10% for March 31, 2004 compared to 4.18% for March 31, 2003.

The provision for loan losses for the three months ended March 31, 2004 was $288,000 compared to $252,875 for the same period in 2003. The provision for loan losses reflects management’s estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately 1.00% of total loans outstanding at March 31, 2004 and 2003.

Non interest income for the three months ended March 31, 2004 was $406,189 compared to $257,917 for the same period one year ago. The increase in non interest income is largely attributable to the increase in mortgage referral fee commissions of $78,479, a result of the addition of fourteen mortgage originators at our new loan production office in Roswell. Additionally, service charges on deposits accounts increased $14,186 due to 5.3% increase in the number of deposit and savings accounts.

Non-interest expense was $2,140,773 as of March 31, 2004, compared to $1,208,719 for the same period one year ago. The largest component of non-interest expense is salaries and benefits, which increased to $1,267,152 for the three-month period ended March 31, 2004 compared to $654,098 for the same period in the prior year. This increase was primarily due the additional six employees that were added to Gwinnett location during second quarter 2003. As well as, the opening of new Roswell banking office resulted in and additional twelve salaried employees and eight commission employees since the first quarter of 2003. Also, the Cumming loan production office resulted in an additional two salaried employees and two commissioned based mortgage department employees during the second quarter of 2003.

In addition, occupancy expense increased $74,001 from $142,237 for the three months ended March 21, 2003 to $216,238 for the three months ended March 31, 2004. This increase is primarily attributed to relocation of our Gwinnett office to a larger location, the new Roswell branch location and the loan production office in Cumming.

Other expenses increased $244,999 from $412,384 as of March 31, 2003 to $657,383 as of March 31, 2004. One of the factors for this increase is that the Company recorded additional deferred compensation expense during the quarter due to changes in the deferred compensation arrangements and revisions to the process of computing this expense. Other factors contributing to the increase in other expenses include a $19,000 increase in directors fees (directors fees increased to $2,000 per meeting while committee fees increased to $600 per executive committee meetings and $450 per other committee meetings); a new customer relationship at our Dunwoody branch with a significant number of transactions items, which caused Federal Reserve service charges to increase $13,000 and the fact the Bank introduced its “Peachtree Connection” personal internet banking product on January 5, 2004 thus resulting in an increase in internet banking expenses of $6,000.

In addition, due to the increased number of branch locations, the Bank has experienced such increases as $24,000 in data processing and $12,000 in auto allowances, $12,000 in supplies, $9,000 in telephone, $6,300 in new worth taxes, $6,000 in donations, and $2,500 in courier expenses. The bank also incurred an additional $6,000 in audit and accounting fees during 2004, however, during this increase is expected due expenses associated with compliance of the Sarbanes-Oxley Act.

Income tax expense for March 31, 2004 was $187,282 compared to $202,392 for the same period one year ago. The Company uses a blended effective federal tax rate of 34% and a state tax rate of 4%.

Capital Resources

At March 31, 2004, the capital ratios of the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4% and total capital to risk-weighted assets of 8%. The following table presents the Bank’s and Company’s compliance with regulatory capital requirements at March 31, 2004.

	The Peachtree Bank	Consolidated
Leverage capital ratio:	9.76%	9.90%
Risk-based capital ratios:
Tier 1 capital	10.42%	10.56%
Total capital	11.38%	11.53%

ITEM 3. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2004, or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses.

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

ITEM 5.           OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 31

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2003

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2003

(b) Report on Form 8-K

There were no reports on Form 8-K filed during the quarter ended March 31, 2004.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PB FINANCIAL SERVICES CORPORATION

May 13, 2004	/s/ MONTY G. WATSON
Monty G. Watson
President and Chief Executive
Officer

May 13, 2004	/s/ KELLY J. JOHNSON
Kelly J. Johnson
Chief and Principal Financial
Officer