Form 10QSB
period 2004-06-30
P B FINANCIAL SERVICES CORP
filed 2004-08-13
CIK 1086173

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2004	Commission File Number

THE PB FINANCIAL SERVICES CORPORATION

(Exact name of registrant as specified in its charter)

Georgia	58-2466560

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Common Stock, $5.00 par value, 1,484,437 shares as of August 12, 2004.

Item 1. Financial Statements

THE PB FINANCIAL SERVICES CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2004 and December 31, 2003

	June 30, 2004	December 31,
	(Unaudited)	2003
ASSETS
Cash and due from banks	$8,274,622	$9,058,785
Interest-bearing deposits with banks	873,245	607,328
Federal funds sold	17,838,000	10,077,000

Cash and cash equivalents	26,985,867	19,743,113
Investment securities available for sale, at market value	19,264,255	22,522,858
Other investments	1,741,900	760,000
Loans, net	259,621,303	203,960,746
Property and equipment, net	4,540,325	4,256,429
Other assets	4,947,155	5,114,813

	$317,100,805	$256,357,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Noninterest-bearing demand	$41,247,328	$28,416,175
Interest-bearing demand and money market	49,343,796	48,024,945
Savings	34,466,610	24,041,970
Time deposits of $100,000 or more	63,867,958	51,473,112
Other time deposits	79,087,365	68,316,716

Total deposits	268,013,057	220,272,918
Repurchase agreements	—	477,120
Borrowings	21,100,000	7,100,000
Junior subordinated debentures	4,120,000	4,120,000
Other liabilities	716,342	1,973,158

Total liabilities	293,949,399	233,943,196

Stockholders’ equity:
Common stock, $5.00 par value, 10,000,000 shares authorized 1,484,437 shares issued and outstanding	7,422,185	7,422,185
Additional paid in capital	12,464,914	12,464,914
Retained earnings	3,396,703	2,402,860
Accumulated other comprehensive (loss) income	(132,396)	124,804

Total stockholders’ equity	23,151,406	22,414,763

	$317,100,805	$256,357,959

See accompanying notes to consolidated financial statements.

THE PB FINANCIAL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
For the Six Months Ended June, 2004 and 2003
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2004	June 30, 2003
INTEREST INCOME
Interest and fees on loans	$7,074,820	4,782,876
Interest on investment securities	430,071	372,055
Interest on federal funds sold	14,941	46,904

Total interest income	7,519,832	5,201,835

INTEREST EXPENSE
Interest-bearing demand and money market	101,517	132,877
Savings	252,620	94,435
Time deposits of $100,000 or more	736,637	693,038
Other time deposits	868,320	753,131
Repurchase agreements	558	8,544
Trust preferred securities	103,100	108,255
Other borrowings	120,307	65,323

Total interest expense	2,183,059	1,855,603

Net interest income	5,336,773	3,346,232
PROVISION FOR LOAN LOSSES	534,000	351,831

Net interest income after provision for loan losses	4,802,773	2,994,401

OTHER OPERATING INCOME
Service charges on deposit accounts	177,215	160,737
Gain on sale of investments	148,586	—
Gain on sale of OREO	—	73,459
Mortgage referral commissions	502,210	282,305
Other income	191,531	180,822

Total other income	1,019,542	697,323

OTHER OPERATING EXPENSE
Salaries and benefits	2,627,585	1,489,921
Occupancy	447,283	332,999
Other expense	1,182,529	910,132

Total other operating expense	4,257,397	2,733,052

EARNINGS BEFORE INCOME TAXES	1,564,918	958,672
INCOME TAXES	571,075	375,206

NET EARNINGS	$993,843	$583,466

BASIC EARNINGS PER COMMON SHARE	$0.67	$0.62

DILUTED EARNINGS PER COMMON SHARE	$0.63	$0.57

See accompanying notes to consolidated financial statements

THE PB FINANCIAL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended June, 2004 and 2003
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30, 2004	June 30, 2003
INTEREST INCOME
Interest and fees on loans	$3,720,604	2,326,544
Interest on investment securities	201,530	185,017
Interest on federal funds sold	8,862	31,521

Total interest income	3,930,996	2,543,082

INTEREST EXPENSE
Interest-bearing demand and money market	50,872	72,669
Savings	138,059	53,680
Time deposits of $100,000 or more	382,524	326,794
Other time deposits	442,839	375,112
Repurchase agreements	—	4,387
Trust preferred securities	51,550	54,128
Other borrowings	68,000	32,809

Total interest expense	1,133,844	919,579

Net interest income	2,797,152	1,623,503
PROVISION FOR LOAN LOSSES	246,000	98,956

Net interest income after provision for loan losses	2,551,152	1,524,547

OTHER OPERATING INCOME
Service charges on deposit accounts	89,919	87,627
Gain on sale of investments	110,146	—
Gain on sale of OREO	—	73,459
Mortgage referral commissions	305,475	164,049
Other income	107,813	114,271

Total other income	613,353	439,406

OTHER OPERATING EXPENSE
Salaries and benefits	1,360,433	835,823
Occupancy	231,045	190,763
Other expense	525,146	497,748

Total other operating expense	2,116,624	1,524,334

EARNINGS BEFORE INCOME TAXES	1,047,881	439,619
INCOME TAXES	383,793	172,814

NET EARNINGS	$664,088	$266,805

BASIC EARNINGS PER COMMON SHARE	$0.45	$0.28

DILUTED EARNINGS PER COMMON SHARE	$0.42	$0.26

See accompanying notes to consolidated financial statements

THE PB FINANCIAL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2004 and 2003
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2004	June 30, 2003
Net earnings	$993,843	$583,466

Other comprehensive income (loss):
Unrealized gains (losses) arising during the period, net of taxes of $81,978 and $(25,001), respectively	(159,133)	48,531
Reclassification adjustment for gains on sales of investment securities available for sale included in net earnings, net of taxes of $50,519 in 2004	(98,067)	—

Other comprehensive income (loss)	(257,200)	48,531

Comprehensive income	$736,643	$631,997

See accompanying notes to consolidated financial statements

THE PB FINANCIAL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2004 and 2003
(Unaudited)

	2004	2003
Cash flows from operating activities
Net earnings	$993,843	$583,466
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of premises and equipment	220,771	168,893
Amortization of investment securities available for sale	84,506	83,120
Provision for loan losses	534,000	351,831
Gain on sale of investment securities available for sale	(148,586)	—
Change in net deferred loan fees	73,308	(82,609)
Change in other assets	300,155	(77,432)
Change in other liabilities	(1,256,816)	(245,383)

Net cash provided by operating activities	801,181	781,886

Cash flows from investing activities
Purchases of cash value life insurance	—	(277,000)
Purchases of investment securities available for sale	(6,185,901)	(24,561,486)
Principal repayments of investment securities available for sale	4,095,661	3,932,643
Proceeds from sale of investment securities available for sale	5,023,226	—
Purchases of other investments	(981,900)	(54,400)
Loans originated, net of principal repayments	(56,267,865)	(14,626,630)
Purchases of premises and equipment	(504,667)	(155,610)

Net cash used by investing activities	(54,821,446)	(35,742,483)

Cash flows from financing activities
Increase in borrowings	14,000,000	—
Net change in repurchase agreements	(477,120)	636,121
Net increase in demand, money market and savings deposits	24,574,644	24,398,142
Time deposits accepted, net of repayments	23,165,495	5,155,921

Net cash provided by financing activities	61,263,019	30,190,184

Net change in cash and cash equivalents	7,242,754	(4,770,413)
Cash and cash equivalents at beginning of period	19,743,113	15,552,438

Cash and cash equivalents at end of period	$26,985,867	$10,782,025

Supplemental disclosures of cashflow information:
Cash paid during the year for:
Interest	$1,465,466	$1,915,950
Income taxes	$533,050	$658,000
Noncash investing and financing activities:
Change in accumulated other comprehensive income, net of tax	$(257,200)	$48,531

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

The accompanying unaudited consolidated financial statements for The PB Financial Services Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes included in the Bank’s annual report included on Form 10-KSB for the year ended December 31, 2003.

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

		Six Months Ended	Six Months Ended
		June 30, 2004	June 30, 2003
Net earnings	As reported	$993,843	$583,466
	Effect of stock option grant, net of tax	(30,625)	(19,273)

	Proforma	$963,218	$564,193

Basic earnings per share	As reported	$.67	$.62
	Proforma	$.65	$.60
Diluted earnings per share	As reported	$.63	$.57
	Proforma	$.61	$.56

The weighted average grant-date fair value of options granted in the first six months of 2004 and 2003 was 6.06 and 6.79, respectively. The fair value of each option is estimated on the date of grant using the Minimum Value options-pricing model with the following weighted average assumptions used for grants in the first six months of 2004 and 2003 were as follows: dividend yield of 0% for both periods, risk-free interest rate of 4.25 and 4.00%, respectively, and an expected life of ten years for all options. The options have a weighted average remaining contractual life at June 30, 2004 of approximately six years.

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

The following is an analysis of the allowance for loan losses for the six months ended June 30, 2004 and 2003:

	2004	2003
Balance, beginning of period	$2,123,509	$1,382,676
Provision for loan losses	534,000	351,831
Less:
Charge-offs	(133,181)	(223,432)
Recoveries	19,345	—

Net charge-offs	(113,836)	(223,432)

Balance, end of period	$2,543,673	$1,511,075

Note 3 — Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the six months ended June 30, 2004 is as follows:

For the six months ended June 30, 2004

	Net Earnings	Common Shares	Amount Per Share
Basic earnings per share	$993,843	1,484,437	$0.67

Effect of dilutive securities:
Stock options	—	103,164

Diluted earnings per share	$993,843	1,587,601	$0.63

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the six months ended June 30, 2003 is as follows:

For the six months ended June 30, 2003

	Net Earnings	Common Shares	Amount Per Share
Basic earnings per share	$583,466	942,176	$0.62

Effect of dilutive securities:
Stock options	—	73,218

Diluted earnings per share	$583,466	1,015,394	$0.57

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three months ended June 30, 2004 is as follows:

For the three months ended June 30, 2004

	Net Earnings	Common Shares	Amount Per Share
Basic earnings per share	$664,088	1,484,437	$0.45

Effect of dilutive securities:
Stock options	—	104,124

Diluted earnings per share	$664,088	1,588,561	$0.42

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three months ended June 30, 2003 is as follows:

For the three months ended June 30, 2003

	Net Earnings	Common Shares	Amount Per Share
Basic earnings per share	$266,805	942,176	$0.28

Effect of dilutive securities:
Stock options	—	87,997

Diluted earnings per share	$266,805	1,030,173	$0.26

Note 4 — Stock-based Compensation

The Company has an employee stock option plan and a director stock option plan. The plans were adopted for the benefit of directors and key officers and employees in order that they may purchase Company stock at a price equal to the fair market value on the date of grant. A total of 200,000 shares were reserved for possible issuance under the employee stock option plan. A total of 158,198 shares were reserved for possible issuance under the director stock option plan. The options vest over periods of time as specified in the option agreements and expire after ten years. During the six months ended June 30, 2004, 19,250 options were granted with a weighted average exercise price of $18.25, 750 options were cancelled and no options were exercised.

At June 30, 2004, a total of 290,148 options were outstanding and 223,368 option shares were exercisable at a weighted average option price per share of $11.66.

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

FINANCIAL CONDITION

At June 30, 2004, the Company’s total assets increased $60.7 million or 23.7% from December 31, 2003. Net loans, the primary category of assets, grew from $204.0 million to $259.6 million, an increase of $55.6 million. The majority of this increase was due to loan growth of approximately $17.2 million in loans from our Roswell branch which moved to a full service branch location during the first quarter 2004 from an existing loan production office. The Cumming loan production office increased loans $7.5 million during the first quarter of 2004. In addition, construction loans at out Duluth location increased $12.2 million and commercial loans at this same location increases $13.1 million.

Deposits increased $47.7 million to $268.0 million during 2004. This growth is a result of an increase of $12.8 million in noninterest-bearing demand, a $23.2 million increase in certificate of deposit accounts and an increase of $10.4 million in savings deposits.

Overall, the majority of these increases are due an aggressive rate campaign to increase deposits in order to fund our loan growth. However, the new locations have also contributed significantly to the increase in deposits. For example deposit accounts at our expanded Gwinnett office increased $9.3 million. In addition, deposits at our Dunwoody location have increased $11.6 million, the result of a deposit relationship that was opened April 2003, which resulted in an average monthly balance of $5.0 million in non interest bearing accounts and $10.0 million in interest bearing demand accounts. In addition, the Roswell office moved to a full service branch which contributed to the $9.1 million increase in deposits for this branch location. Lastly, deposits increased at our Duluth location by $11.0 million.

The ratio of loans to deposits was 96.9% at June 30, 2004 and 92.6% at December 31, 2003.

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

Loans and Allowance for Loan Losses

At June 30, 2004, nets loans amounted to $259.6 million compared to $204.0 million at December 31, 2003, an increase of $55.6 million. Average loans represented 89.7% of total average earning assets for the six months ended June 30, 2004.

Major classifications of loans are as follows:

	June 30,	Percent of	December 31,	Percent of
	2004	Total	2003	Total
	(In Thousands)
Commercial	$36,510	15.03%	$31,659	15.31%
Real estate-construction	76,063	31.32%	59,214	28.64%
Real estate-commercial and residential	131,751	54.25%	100,712	48.72%
Installment loans to individuals	10,163	4.18%	9,314	4.51%
Real estate-home equity	8,401	3.46%	5,835	2.82%

Total loans	262,888	108.25%	206,734	100.00%
Less: Allowance for loan losses	2,544		2,124
Net deferred loan fees	723		649

Loans, net	$259,621		$203,961

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

An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by management and presented to the Board of Directors on a quarterly basis. The Bank uses a methodology whereby all loans are assigned a risk rating of one (superior quality) to nine(loss). Loans are categorized as one of the nine risk grades based on management’s assessment of the overall credit quality of the loan, including payment history, financial position of the borrower, underlying collateral and internal credit review. The reserve percentages are determined by management based on its evaluation of losses inherent in the various risk grades. A required reserve percentage is assigned for loans within that risk rating. In addition, the Bank has engaged an outside loan review consultant to perform, and report on an annual basis, an independent review of the quality of the loan portfolio relative to the accurateness of the Bank’s loan grading system. The allowance for loan losses is established through charges to expense in the form of a provision for loan losses. Loan losses and recoveries are charged and credited directly to the allowance. The allowance for loan losses was .97% of total loans outstanding at June 30, 2004 and 1.03% of total loans outstanding December 31, 2003.

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

At June 30, 2004, there was one non-accrual loan for a total amount of $355,705. As of December 31, 2003, there was one loan on non-accrual in the amount of $131,142. Total loans past due greater than 30 days, including non-accrual loans, at June 30, 2004, were approximately $519,000 or .19 % of total loans compared to $9,000 or 0.001% of total loans as December 31, 2003.

Liquidity

The Peachtree Bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors’ accounts and to supply new borrowers with funds. To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match these to meet liquidity needs. It is the policy of the Bank to monitor its liquidity to meet regulatory requirements and the local funding requirements. The Bank calculates Liquidity Ratio by calculating the ratio of net cash, short term and marketable assets to deposits and short-term liabilities. As of June 30, 2004, the ratio was 15%, which is just inside the Banks policy that requires a Liquidity Ratio of 15%.

In addition, the Bank has arrangements with correspondent banks for short-term unsecured advances up to $12,000,000. A minimal amount was borrowed under these arrangements in 2004 and 2003.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

The Company reported net income for the six months ended June 30, 2004 of $993,843 compared to $583,466 for the same period one year ago.

Net interest income for the six months ended June 30, 2004 was $5,336,773 compared to $3,346,232 for the same period in 2003, with the increase attributed to a greater volume of interest earning assets that earn a higher interest rate than the rate paid on interest bearing liabilities. As of June 30, 2004, the yield on average earning assets was 5.56% compared to 5.83% for June 30, 2003. The Bank’s cost of funds for June 30, 2004 was 1.63 % compared to 2.03% for the same period in 2003. Overall, the Company’s net interest margin was 4.08% for June 30, 2004 compared to 3.93% for June 30, 2003.

The provision for loan losses for the six months ended June 30, 2004 was $534,000 compared to $351,831 for the same period in 2003. The provision for loan losses reflects management’s estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately .97% of total loans outstanding at June 30, 2004 and 1.03% at June 30, 2003.

Non-interest income for the six months ended June 30, 2004 was $1,019,542 compared to $697,323 for the same period one year ago. The increase in non-interest income is largely attributable to the increase in mortgage referral fee commissions of $219,905, a result of the addition of several mortgage originators at our new loan production office in

Roswell. Additionally, service charges on deposits accounts increased $16,478 due to 31.7% increase in the number of deposit and savings accounts. Also, the Company recognized $148,586 in gains on sale of investments for the six months end June 30, 2004.

Non-interest expense was $4,257,397 as of June 30, 2004, compared to $2,733,052 for the same period one year ago. The largest component of non-interest expense is salaries and benefits, which increased to $2,627,585 for the six-month period ended June 30, 2004 compared to $1,489,921 for the same period in the prior year. This increase was primarily due the additional six employees that were added to Gwinnett location during second quarter 2003; the opening of the new Roswell banking office which resulted in an additional twelve salaried employees and eight commission employees since the first quarter of 2003; and, the Cumming loan production office which resulted in an additional two salaried employees and two commission based mortgage department employees during the second quarter of 2003.

In addition, occupancy expense increased $114,284 from $332,999 for the six months ended June 30, 2004 to $447,283 for the six months ended June 30, 2004. This increase is primarily attributed to the relocation of our Gwinnett office to a larger location, the new Roswell branch location and the loan production office in Cumming.

Other expenses increased $272,397 from $910,132 as of June 30, 2003 to $1,182,529 as of June 30, 2004. One of the factors for this increase is that the Company recorded additional deferred compensation expense during the quarter due to changes in the deferred compensation arrangements and revisions to the process of computing this expense. Other factors contributing to the increase in other expenses include a $35,000 increase in directors fees (in July of 2003, directors fees increased to $2,000 per meeting while committee fees increased to $600 per executive committee meetings and $450 per other committee meetings so these were the fees paid for the six months ended June 30, 2004); a new customer relationship at our Dunwoody branch with a significant number of transactions items, which caused Federal Reserve service charges to increase $22,000, and the fact the Bank introduced its “Peachtree Connection” personal internet banking product on January 5, 2004 thus resulting in an increase in internet banking expenses of $16,000.

In addition, due to the increased number of branch locations, the Bank has experienced such increases as $35,000 in data processing and $27,000 in auto allowances, $19,000 in supplies, $14,000 in telephone, $21,300 in new worth taxes, $37,000 in donations, and $5,500 in courier expenses. The bank also incurred an additional $12,000 in audit and accounting fees during 2004, however, this increase is expected due expenses associated with compliance of the Sarbanes-Oxley Act.

Income tax expense for June 30, 2004 was $571,075 compared to $375,206 for the same period one year ago. The Company uses a blended effective federal tax rate of 34% and a state tax rate of 4%.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

The Company reported net income for the three months ended June 30, 2003 of $664,088 compared to $266,805 for the same period one year ago. Net interest income for the three months ended June 30, 2003 was $2,797,152 compared to $1,623,503 for the same period in 2003.

The provision for loan losses for the three months ended June 30, 2004 was $246,000 compared to $98,956 for 2003. The provision for loan losses reflects management’s estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately .97% of total loans outstanding at June 30, 2004.

Non-interest income for the three months ended June 30, 2004 was $613,353 compared to $439,406 for the same period one year ago. The largest component of this increase was a $110,146 gain recognized from the sale of investments. The increase in non-interest income was also due to the increase in mortgage referral fee commissions of $141,426, a result of the increase in the number mortgage originators at the Bank.

Non-interest expense was $2,116,624 as of June 30, 2004, compared to $1,524,334 for the same period one year ago. The largest component of non-interest expense is salaries and benefits, which increased to $1,360,433 for the three-month period ended June 30, 2004 compared to $835,823 for the same period in the prior year. This increase is due to the increases in the number of employees from the branch relocation and formation that occurred during the second quarter 2003 — in 2004, a full three months of salary expense was recognized for these employees. In addition, occupancy and FF&E expense increased $40,282 from $190,763 for the three months ended June 30, 2003 to $230,045 for the three months ended June 30, 2004.

Other expenses increased $27,398 from $497,748 at June 30, 2003 to $525,146 as of June 30, 2004. The increase is attributable to various items including operating expenses associated with the new locations being open for a full three months rather than being opened sometime during the quarter.

Capital Resources

At June 30, 2004, the capital ratios of the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4% and total capital to risk-weighted assets of 8%. The following table presents the Bank’s and Company’s compliance with regulatory capital requirements at June 30, 2004.

	The Peachtree Bank	Consolidated
Leverage capital ratio:	9.06%	7.84%
Risk-based capital ratios:
Tier 1 capital	9.97%	8.62%
Total capital	10.92%	11.05%

ITEM 3. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2004, or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses.

Part II Other Information

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders held on May 18, 2004, the following Class III directors were reelected as directors of The PB Financial Services Corporation and were approved to serve an additional three year term ending in 2007.

	Votes For	Votes Withheld
J. Stephen Hurst	1,055,060	0
Charles A. Machemehl, III	1,055,060	0
J. Paul Maggard	1,055,060	0
Monty G. Watson	1,055,060	0

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 31

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2003

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2003

(b) Report on Form 8-K

There were no reports on Form 8-K filed during the quarter ended June 30, 2004.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PB FINANCIAL SERVICES CORPORATION

August 12, 2004	/s/ MONTY G. WATSON Monty G. Watson President and Chief Executive Officer

August 12, 2004	/s/ KELLY J. JOHNSON Kelly J. Johnson Chief and Principal Financial Officer