Form 10QSB
period 2004-09-30
P B FINANCIAL SERVICES CORP
filed 2004-11-12
CIK 1086173

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2004	Commission File Number

THE PB FINANCIAL SERVICES CORPORATION

(Exact name of registrant as specified in its charter)

Georgia	58-2466560

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Common Stock, $5.00 par value, 1,484,437 shares as of November 12, 2004.

INDEX (verify page numbers when done)

Item 1. Financial Statements

THE PB FINANCIAL SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS
September 30, 2004 and December 31, 2003

	September 30, 2004	December 31,
	(Unaudited)	2003
ASSETS
Cash and due from banks	$8,272,163	$9,058,785
Interest-bearing deposits with banks	744,017	607,328
Federal funds sold	20,497,000	10,077,000

Cash and cash equivalents	29,513,180	19,743,113
Investment securities available for sale, at market value	21,913,947	22,522,858
Investment securities held to maturity, at book value	2,781,318	—
Other investments	1,741,900	760,000
Loans, net	278,316,886	203,960,746
Property and equipment, net	4,446,357	4,256,429
Other assets	6,554,437	5,114,813

	$345,268,025	$256,357,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Noninterest-bearing demand	$44,133,705	$28,416,175
Interest-bearing demand and money market	51,932,931	48,024,945
Savings	45,613,896	24,041,970
Time deposits of $100,000 or more	72,067,892	51,473,112
Other time deposits	81,193,050	68,316,716

Total deposits	294,941,474	220,272,918
Repurchase agreements	—	477,120
Borrowings	21,100,000	7,100,000
Junior subordinated debentures	4,120,000	4,120,000
Other liabilities	1,086,720	1,973,158

Total liabilities	321,248,194	233,943,196

Stockholders’ equity:
Common stock, $5.00 par value, 10,000,000 shares authorized 1,484,437 shares issued and outstanding	7,422,185	7,422,185
Additional paid in capital	12,464,914	12,464,914
Retained earnings	4,102,560	2,402,860
Accumulated other comprehensive (loss) income	30,172	124,804

Total stockholders’ equity	24,019,831	22,414,763

	$345,268,025	$256,357,959

See accompanying notes to consolidated financial statements.

THE PB FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS
For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2004	September 30, 2003
INTEREST INCOME
Interest and fees on loans	$11,245,320	7,371,494
Interest on investment securities	662,138	560,847
Interest on federal funds sold	61,429	88,210

Total interest income	11,968,887	8,020,551

INTEREST EXPENSE
Interest-bearing demand and money market	152,656	208,804
Savings	467,357	164,318
Time deposits of $100,000 or more	1,202,886	1,036,370
Other time deposits	1,369,762	1,163,111
Repurchase agreements	558	12,931
Junior subordinated debentures	154,650	159,805
Other borrowings	192,098	98,556

Total interest expense	3,539,967	2,843,895

Net interest income	8,428,920	5,176,656
PROVISION FOR LOAN LOSSES	744,000	641,981

Net interest income after provision for loan losses	7,684,920	4,534,675

OTHER OPERATING INCOME
Service charges on deposit accounts	264,812	264,303
Gain on sale of investments	148,586	—
Gain on sale of OREO	—	73,834
Mortgage referral commissions	681,146	591,193
Other income	268,578	244,650

Total other income	1,363,122	1,173,980

OTHER OPERATING EXPENSE
Salaries and benefits	3,847,925	2,674,401
Occupancy	688,771	509,325
Other expense	1,816,350	1,534,974

Total other operating expense	6,353,046	4,718,700

EARNINGS BEFORE INCOME TAXES	2,694,996	989,955
INCOME TAXES	995,296	390,236

NET EARNINGS	$1,699,700	$599,719

BASIC EARNINGS PER COMMON SHARE	$1.15	$0.64

DILUTED EARNINGS PER COMMON SHARE	$1.07	$0.59

See accompanying notes to consolidated financial statements

THE PB FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended September 30, 2004 and 2003
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30, 2004	September 31, 2003
INTEREST INCOME
Interest and fees on loans	$4,170,500	2,588,618
Interest on investment securities	232,067	188,792
Interest on federal funds sold	46,488	41,306

Total interest income	4,449,055	2,818,716

INTEREST EXPENSE
Interest-bearing demand and money market	51,139	75,927
Savings	214,737	69,883
Time deposits of $100,000 or more	466,249	343,332
Other time deposits	501,442	409,980
Repurchase agreements	—	4,387
Trust preferred securities	51,550	51,550
Other borrowings	71,791	33,233

Total interest expense	1,356,908	988,292

Net interest income	3,092,147	1,830,424
PROVISION FOR LOAN LOSSES	210,000	290,150

Net interest income after provision for loan losses	2,882,147	1,540,274

OTHER OPERATING INCOME
Service charges on deposit accounts	87,597	103,566
Gain on sale of OREO	—	375
Mortgage referral commissions	178,936	308,888
Other income	77,047	63,828

Total other income	343,580	476,657

OTHER OPERATING EXPENSE
Salaries and benefits	1,220,340	1,184,480
Occupancy	241,488	176,326
Other expense	633,821	624,842

Total other operating expense	2,095,649	1,985,648

EARNINGS BEFORE INCOME TAXES	1,130,078	31,283
INCOME TAXES	424,221	15,030

NET EARNINGS	$705,857	$16,253

BASIC EARNINGS PER COMMON SHARE	$0.48	$0.02

DILUTED EARNINGS PER COMMON SHARE	$0.45	$0.02

See accompanying notes to consolidated financial statements

THE PB FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2003
Net earnings	$1,699,700	$599,719

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) arising on securities available for sale	5,205	(300,942)
Income tax effect	(1,770)	(102,320)

Unrealized gain (loss) arising during period, net of tax	3,435	(198,622)

Reclassification adjustment for gains included in net earnings:	(148,586)	—
Income tax effect of reclassification adjustments	50,519	—

Reclassification adjustment, net of tax	(98,067)	—

Other comprehensive income (loss)	(94,632)	(198,622)

Comprehensive income	$1,605,068	$401,097

See accompanying notes to consolidated financial statements

THE PB FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	2004	2003
Cash flows from operating activities
Net earnings	$1,699,700	$599,719
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of premises and equipment	337,222	267,054
Amortization of investment securities available for sale	31,909	177,231
Provision for loan losses	744,000	641,981
Gain on sale of investment securities available for sale	(148,586)	—
Gain on sale of other real estate owned	—	(73,834)
Change in net deferred loan fees	(41,449)	317,924
Change in other assets	(1,353,800)	(182,424)
Change in other liabilities	575,562	(110,432)

Net cash provided by operating activities	1,844,558	1,637,219

Cash flows from investing activities
Purchases of cash value life insurance	(1,462,000)	(277,000)
Purchases of investment securities available for sale	(9,401,922)	(29,667,883)
Purchases of investment securities held to maturity	(2,781,318)	—
Principal repayments of investment securities available for sale	4,923,828	22,814,206
Proceeds from sale of investment securities available for sale	5,023,226	—
Purchases of other investments	(981,900)	(54,400)
Loans originated, net of principal repayments	(75,058,691)	(40,208,930)
Proceeds from sale of other real estate owned	—	1,172,735
Purchases of premises and equipment	(527,150)	(475,076)

Net cash used by investing activities	(80,265,927)	(46,696,348)

Cash flows from financing activities
Increase in borrowings	14,000,000	—
Net change in repurchase agreements	(477,120)	1,046,082
Net increase in demand, money market and savings deposits	41,197,442	52,312,858
Time deposits accepted, net of repayments	33,471,114	8,208,665
Proceeds from issuance of Common Stock	—	3,400,395

Net cash provided by financing activities	88,191,436	64,968,000

Net change in cash and cash equivalents	9,770,067	19,908,871
Cash and cash equivalents at beginning of period	19,743,113	15,552,438

Cash and cash equivalents at end of period	$29,513,180	$35,461,309

Supplemental disclosures of cashflow information:
Cash paid during the year for:
Interest	$2,822,348	$2,855,251
Income taxes	$1,006,050	$658,000
Noncash investing and financing activities:
Change in accumulated other comprehensive income, net of tax	$(94,632)	$(198,622)
Transfer of loans to other real estate owned	$—	$1,098,901.00

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

Operating results for the three-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes included in the Bank’s annual report included on Form 10-KSB for the year ended December 31, 2003.

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

		Nine Months	Nine Months
		Ended	Ended
		September 30,	September 30,
		2004	2003
Net earnings	As reported	$1,699,700	$599,719
	Effect of stock option grant, net of tax	(45,938)	(28,910)

	Proforma	$1,653,762	$570,809

Basic earnings per share	As reported	$1.15	$.64
	Proforma	$1.11	$.61
Diluted earnings per share	As reported	$1.07	$.59
	Proforma	$1.04	$.56

The weighted average grant-date fair value of options granted in the first nine months of 2004 and 2003 was 6.10 and 6.79, respectively. The fair value of each option is estimated on the date of grant using the Minimum Value options-pricing model with the following weighted average assumptions used for grants in the first nine months of 2004 and 2003 were as follows: dividend yield of 0% for both periods, risk-free interest rate of 4.24% and 4.00%, respectively, and an expected life of ten years for all options. The options have a weighted average remaining contractual life at September 30, 2004 of approximately nine years.

Note 2 – Loans and Allowance for Loan Losses

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

The following is an analysis of the allowance for loan losses for the nine months ended September 30, 2004 and 2003:

	2004	2003
Balance, beginning of period	$2,123,509	$1,382,676
Provision for loan losses	744,000	641,981
Less:
Charge-offs	(136,329)	(287,824)
Recoveries	20,333	46,971

Net charge-offs	(115,996)	(240,853)

Balance, end of period	$2,751,513	$1,783,804

Note 3 – Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the nine months ended September 30, 2004 is as follows:

For the nine months ended September 30, 2004

	Net Earnings	Common Shares	Amount Per Share
Basic earnings per share	$1,699,700	1,484,437	$1.15

Effect of dilutive securities:
Stock options	—	102,690

Diluted earnings per share	$1,699,700	1,587,127	$1.07

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the nine months ended September 30, 2003 is as follows:

For the nine months ended September 30, 2003

	Net Earnings	Common Shares	Amount Per Share
Basic earnings per share	$599,719	942,858	$0.64

Effect of dilutive securities:
Stock options	—	73,291

Diluted earnings per share	$599,719	1,016,149	$0.59

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three months ended September 30, 2004 is as follows:

For the three months ended September 30, 2004

	Net Earnings	Common Shares	Amount Per Share
Basic earnings per share	$705,857	1,484,437	$0.48

Effect of dilutive securities:
Stock options	—	108,341

Diluted earnings per share	$705,857	1,592,778	$0.44

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three months ended September 30, 2003 is as follows:

For the three months ended September 30, 2003

	Net Earnings	Common Shares	Amount Per Share
Basic earnings per share	$16,253	944,201	$0.02

Effect of dilutive securities:
Stock options	—	102,922

Diluted earnings per share	$16,253	1,047,123	$0.02

Note 4 – Stock-based Compensation

The Company has an employee stock option plan and a director stock option plan. The plans were adopted for the benefit of directors and key officers and employees in order that they may purchase Company stock at a price equal to the fair market value on the date of grant. A total of 200,000 shares were reserved for possible issuance under the employee stock option plan. A total of 158,198 shares were reserved for possible issuance under the director stock option plan. The options vest over periods of time as specified in the option agreements and expire after ten years. During the nine months ended September 30, 2004, 28,450 options were granted with a weighted average exercise price of $18.25, 750 options were cancelled and no options were exercised.

At September 30, 2004, a total of 309,348 options were outstanding and 231,218 option shares were exercisable at a weighted average option price per share of $11.86.

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

FINANCIAL CONDITION

At September 30, 2004, the Company’s total assets increased $88.9 million or 34.7% from December 31, 2003. Net loans, the primary category of assets, grew from $204.0 million to $278.3 million, an increase of $74.3 million. The majority of this increase was due to loan growth of approximately $23.3 million in loans from our Roswell which moved to full service branch location during the first quarter 2004 from an existing loan production office. The Cumming loan production office and Gwinnett branch each increased loans $9.9 million during the first quarter of 2004. In addition, construction loans at out Duluth location increased $13.3 million and commercial loans at this same location increases $17.7 million.

Deposits increased $74.7 million to $295.0 million during 2004. This growth is a result of an increase of $15.7 million in noninterest-bearing demand, a $33.5 million increase in certificate of deposit accounts and an increase of $21.6 million in savings deposits.

Overall, the majority of these increases are due an aggressive rate campaign to increase deposits in order to fund our loan growth. However, the new locations have also contributed significantly to the increase in deposits. For example deposit accounts at our expanded Gwinnett office increased $17.3 million. In addition, deposits at our Dunwoody location have increased $19.5 million, the result of a deposit relationship that was opened April 2003, which resulted in an average monthly balance of $5.0 million in non interest bearing accounts and $10.0 million in interest bearing demand accounts. In addition, the Roswell office moved to a full service branch which contributed to the $14.0 million increase in deposits for this branch location. Lastly, deposits increased at our Duluth location by $22.3 million.

The ratio of loans to deposits was 94.4% at September 30, 2004 and 92.6% at December 31, 2003.

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

Loans and Allowance for Loan Losses

At September 30, 2004, nets loans amounted to $278.3 million compared to $204.0 million at December 31, 2003, an increase of $74.3 million. Average loans represented 88.1% of total average earning assets for the nine months ended September 30, 2004.

Major classifications of loans are as follows:

	September 30,	Percent of	December 31,	Percent of
	2004	Total	2003	Total
	(In Thousands)
Commercial	$37,936	13.47%	$31,659	15.31%
Real estate-construction	82,646	29.34%	59,214	28.64%
Real estate-commercial and residential	141,898	50.38%	100,712	48.72%
Installment loans to individuals	10,234	3.63%	9,314	4.51%
Real estate-home equity	8,963	3.18%	5,835	2.82%

Total loans	281,677	100.00%	206,734	100.00%
Less: Allowance for loan losses	2,752		2,124
Net deferred loan fees	608		649

Loans, net	$278,317		$203,961

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

An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by management and presented to the Board of Directors on a quarterly basis. The Bank uses a methodology whereby all loans are assigned a risk rating of one (superior quality) to nine (loss). Loans are categorized as one of the nine risk grades based on management’s assessment of the overall credit quality of the loan, including payment history, financial position of the borrower, underlying collateral and internal credit review. The reserve percentages are determined by management based on its evaluation of losses inherent in the various risk grades. A required reserve percentage is assigned for loans within that risk rating. In addition, the Bank has engaged an outside loan review consultant to perform, and report on an annual basis, an independent review of the quality of the loan portfolio relative to the accurateness of the Bank’s loan grading system. The allowance for loan losses is established through charges to expense in the form of a provision for loan losses. Loan losses and recoveries are charged and credited directly to the allowance. The allowance for loan losses was .98% of total loans outstanding at September 30, 2004 and 1.03% of total loans outstanding December 31, 2003.

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

At September 30, 2004, there was one non-accrual loan for a total amount of $354,705. As of December 31, 2003, there was one loan on non-accrual in the amount of $131,142. Total loans past due greater than 30 days at September 30, 2004, were approximately $631,000 or .23% of total loans compared to $9,000 or 0.001% of total loans as December 31, 2003.

Liquidity

The Peachtree Bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors’ accounts and to supply new borrowers with funds. To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match these to meet liquidity needs. It is the policy of the Bank to monitor its liquidity to meet regulatory requirements and the local funding requirements. The Bank calculates Liquidity Ratio by calculating the ratio of net cash, short term and marketable assets to deposits and short-term liabilities. As of September 30, 2004, the ratio was 16%, which is just inside the Banks policy that requires a Liquidity Ratio of 15%.

In addition, the Bank has arrangements with correspondent banks for short-term unsecured advances up to $12,000,000. A minimal amount was borrowed under these arrangements in 2004 and 2003.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

The Company reported net income for the nine months ended September 30, 2004 of $1,699,700 compared to $599,719 for the same period one year ago.

Net interest income for the nine months ended September 30, 2004 was $7,684,920 compared to $4,534,675 for the same period in 2003, with the increase attributed to a greater volume of interest earning assets that earn a higher interest rate than the rate paid on interest bearing liabilities. As of September 30, 2004, the yield on average earning assets was 5.59% compared to 5.62% for September 30, 2003. The Bank’s cost of funds for September 30, 2004 was 1.67% compared to 1.39% for the same period in 2003. Overall, the Company’s net interest margin was 4.06% for September 30, 2004 compared to 3.79% for September 30, 2003.

The provision for loan losses for the nine months ended September 30, 2004 was $744,000 compared to $641,981 for the same period in 2003. The provision for loan losses reflects management’s estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately ..98% of total loans outstanding at September 30, 2004 and 1.03% at September 30, 2003.

Non-interest income for the nine months ended September 30, 2004 was $1,363,122 compared to $1,173,980 for the same period one year ago. The increase in non-interest income is largely attributable to the increase in mortgage referral fee commissions of $89,953, a result of the addition of mortgage originators in 2003. Also, the Company recognized $148,586 in gains on sale of investments for the nine months end September 30, 2004.

Non-interest expense was $6,353,046 as of September 30, 2004, compared to $4,718,700 for the same period one year ago. The largest component of non-interest expense is salaries and benefits, which increased $1,173,524 to $3,847,925 for the nine-month period ended September 30, 2004 compared to $2,674,401 for the same period in the prior year. This increase was primarily due recognizing the full nine months salary expense on the nine employees that were added to Gwinnett location during second quarter 2003; the opening of the new Roswell banking office which resulted in an additional twelve salaried employees and eight commission employees since the first quarter of 2003; and, the Cumming loan production office which resulted in an additional two salaried employees and two commission based mortgage department employees during the second quarter of 2003.

In addition, occupancy expense increased $179,446 from $509,325 for the nine months ended September 30, 2004 to $688,771 for the nine months ended September 30, 2004. This increase is primarily attributed to the relocation of our Gwinnett office to a larger location, the new Roswell branch location and the loan production office in Cumming.

Other expenses increased $281,376 from $1,534,974 as of September 30, 2003 to $1,816,350 as of September 30, 2004. One of the factors for this increase is that the Company recorded additional deferred compensation expense during the quarter due to changes in the deferred compensation arrangements and revisions to the process of computing this expense. Another reason for the increase is a $22,200 loss that was recognized on the sale of a reposed asset. Other factors contributing to the increase in other expenses include a $48,000 increase in directors fees (in July of 2004, directors fees increased to $2,000 per meeting while committee fees increased to $750 per executive committee meetings and $500 per other committee meetings); a new customer relationship at our Dunwoody branch with a significant number of transactions items, which caused Federal Reserve service charges to increase $25,000, and the fact the Bank introduced its “Peachtree Connection” personal internet banking product on January 5, 2004 thus resulting in an increase in internet banking expenses of $25,000.

In addition, due to the increased number of branch locations, the Bank has experienced such increases as $36,000 in data processing and $32,000 in auto allowances, $8,000 in supplies, $9,000 in telephone, $7,000 in new worth taxes, $22,000 in donations, and $10,000 in advertising. The bank also incurred an additional $17,400 in audit and accounting fees during 2004, however, this increase is expected due expenses associated with compliance of the Sarbanes-Oxley Act.

Income tax expense for September 30, 2004 was $995,296 compared to $390,236 for the same period one year ago. The Company uses a blended effective federal tax rate of 34% and a state tax rate of 4%.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

The Company reported net income for the three months ended September 30, 2003 of $705,857 compared to $16,253 for the same period one year ago. Net interest income for the three months ended September 30, 2003 was $2,882,147 compared to $1,540,274 for the same period in 2003.

The provision for loan losses for the three months ended September 30, 2004 was $210,000 compared to $290,150 for 2003. The provision for loan losses reflects management’s estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately .98% of total loans outstanding at September 30, 2004.

Non-interest income for the three months ended September 30, 2004 was $343,580 compared to $476,657 for the same period one year ago. The largest reason for this decrease was due to the in mortgage referral fee commissions of $129,952, a result of the decrease in the number mortgage originators at the Bank.

Non-interest expense was $2,095,649 as of September 30, 2004, compared to $1,985,648 for the same period one year ago. The largest component of non-interest expense is salaries and benefits, which increased to $1,220,340 for the three-month period ended September 30, 2004 compared to $1,184,480 for the same period in the prior year. In addition, occupancy and FF&E expense increased $65,162 from $176,326 for the three months ended September 30, 2003 to $241,488 for the three months ended September 30, 2004.

Other expenses increased $8,979 from $624,842 at September 30, 2003 to $633,821 as of September 30, 2004. The increase is largely attributable to the $22,200 loss that was recognized on the sale of a repossessed asset during the 3rd quarter of 2004.

Capital Resources

At September 30, 2004, the capital ratios of the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4% and total capital to risk-weighted assets of 8%. The following table presents the Bank’s and Company’s compliance with regulatory capital requirements at September 30, 2004.

	The Peachtree Bank	Consolidated
Leverage capital ratio:	8.46%	7.36%
Risk-based capital ratios:
Tier 1 capital	9.39%	8.15%
Total capital	10.32%	10.44%

ITEM 3. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2004, or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses.

Part II Other Information

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit 10

EMPLOYMENT AGREEMENT BY AND BETWEEN THE PB FINANCIAL SERVICES CORPORATION AND MONTY G. WATSON

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

THE PB FINANCIAL SERVICES CORPORATION

November 12, 2004	/s/ MONTY G. WATSON
Monty G. Watson
President and Chief Executive
Officer

November 12, 2004	/s/ KELLY J. JOHNSON
Kelly J. Johnson
Chief and Principal Financial Officer