Form 10KSB
period 2004-12-31
P B FINANCIAL SERVICES CORP
filed 2005-03-31
CIK 1086173

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☑                     No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

State issuer’s revenues for its most recent fiscal year. $18,801,245

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: There is no public trading market for the Company’s common stock. The aggregate market value of the Company’s common stock held by non-affiliates is approximately $27,090,975, based on the last sale of the Company’s common stock known to management, which occurred on December 23, 2004 at $18.25 per share.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date. 1,484,437 as of March 31, 2005

Transitional Small Business Disclosure format (check one): Yes ☐ No ☑

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2004, are incorporated by reference into Part II. Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held May 17, 2005, are incorporated by reference into Part III.

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

The Bank is a full-service commercial bank, specializing in the banking needs of individuals and small-to medium-sized businesses and professional affiliations. The Bank offers personal and business checking accounts, money market accounts, interest-bearing accounts, savings accounts, and various types of certificates of deposit. The Bank also offers installment loans, real estate loans, construction loans, second mortgage loans, commercial loans and home equity lines of credit. It also acts as an issuing agent for U.S. Savings Bonds, travelers checks, and cashier’s checks. It offers ATM cards, debit cards, official bank checks, telephone banking, bank by mail, direct deposit of payroll and social security checks and wire transfer facilities. The Bank has a drive-in teller facility, and automatic teller machine offering 24-hour transactions, safe deposit boxes and night depository facilities.

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

Employees

At December 31, 2004, the Company employed 61 full time employees and 4 part-time employees through its subsidiary, the Bank. The Company considers its relationship with its employees to be excellent.

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

Permitted Activities. A bank holding company is generally permitted under the Bank Holding Company Act to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

•	Banking or managing or controlling banks; and

•	Any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	Factoring accounts receivable;

•	Making, acquiring, brokering or servicing loans and usual related activities;

•	Leasing personal or real property;

•	Operating a non-bank depository institution, such as a savings association;

•	Trust company functions;

•	Financial and investment advisory activities;

•	Conducting discount securities brokerage activities;

•	Underwriting and dealing in government obligations and money market instruments;

•	Providing specified management consulting and counseling activities;

•	Performing selected data processing services and support services;

•	Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	Performing selected insurance underwriting activities.

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

In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

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

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, the Company has not elected to and has no plans to elect to become a financial holding company at this time.

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

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2004, we qualified for the well-capitalized category.

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

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions’ that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted annual and is set at 1.44 cents per $100 of deposits for the first quarter of 2005.

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

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate of more than 6% on any obligation for which the borrower is a person on active duty with the United States Military. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	The Soldiers’ and Sailors’ Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•	The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2004, the Bank’s ratio of total capital to risk-weighted assets was 10.24% and the Bank’s ratio of Tier 1 Capital to risk-weighted assets was 9.27%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2004, our leverage ratio was 8.91%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The

Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

Consumer Credit Reporting

On December 4, 2003, the President signed the Fair and Accurate Credit Transactions Act (the FACT Act), amending the federal Fair Credit Reporting Act (the FCRA). These amendments to the FCRA (the FCRA Amendments) became effective in 2004.

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

Anti-Terrorism and Money Laundering Legislation

The Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (the “USA PATRIOT Act”), the Bank Secrecy Act, and rules and regulations of the Office of Foreign Assets Control (the “OFAC”). These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism financing. The Bank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise have implemented policies and procedures to comply with the foregoing rules.

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

The Bank also leases and operates three full-service banking offices and one limited service banking offices.

     (1) The Peachtree Bank of Dunwoody

     The full service banking office is located at 1725 Mount Vernon Road, Dunwoody, GA 30338 in northern Dekalb County, Georgia and is 3,037 square feet. The lease expense is approximately $4,000 per month, increasing 3% each year of the lease term. The lease expires on May 31, 2011.

(2) The Peachtree Bank of Gwinnett

     The full service banking office is located at 185 Gwinnett Drive, Lawrenceville, GA 30045 in western Gwinnett County, Georgia and is 5,200 square feet. The lease expense is approximately $5,200 per month, increasing 4% each year of the lease term. The lease expires on June 30, 2008.

(3) The Peachtree Bank of North Fulton

The full service banking office is located at 695 Mansell Road, Roswell, GA 30076 in northwestern Fulton County, Georgia. The space is approximately 5,600 square feet and the lease expense is $5,800 per month, increasing 3% per each year of the lease term. The lease expires on October 30, 2013.

     (4) The Peachtree Bank of Forsyth

The limited service loan production office is located at 2450 Atlanta Highway Suite 500, Cumming, GA 30040 in south Forsyth County, Georgia. The space is approximately 2,300 square feet and the lease expense is $2,000 per month, increasing 5% per each year of the lease term. The lease expires on July 15, 2006.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is not traded on an established trading market. As a result, sales prices known to the Company do not necessarily reflect the price that would be paid for the common stock in an active market. A Fairness Opinion was conducted in conjunction with the private placement which began in the third quarter of 2003, valuing the prices of The PB Financial Services Corporation common stock at $18.25 per share. The sales price of all stock sales since this date have been $18.25 per share. As of March 30, 2005, the number of holders of record of the Company’s common stock was 578.

It is the policy of the Board of Directors of the Company to reinvest earnings for such period of time as is necessary to ensure the success of the operations of the Company. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors. The Company declared no dividends in 2004 and 2003.

In 2003, the Company issued 542,261 unregistered shares of common stock. Beginning on September 30, 2003, the Company sold shares of common stock, $5 par value, to its directors, accredited investors and a limited number of unaccredited investors (who are employees of the Bank) through a private placement. The price of the stock was $18.25 per share. The sale was completed as of December 31, 2003. No discounts or commissions were paid in connection with the sale of the shares. The sale of these shares of common stock qualified for the exemption from registration under Rule 506 of the Securities Act of 1933. There were no unregistered shares issued in 2004.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s financial statements, related notes and statistical information included herein.

The Bank’s main office is located in Duluth, Georgia in North Fulton County. The Bank currently has three full service branch locations in the following areas:

•	Lawrenceville, Georgia operating under the trade name of “The Peachtree Bank of Gwinnett”

•	Dunwoody, Georgia operating under the trade name of “The Peachtree Bank of Dunwoody”

•	Roswell, Georgia operating under the trade name of “The Peachtree Bank of North Fulton”

In addition, the Bank has one loan production office in Cumming, Georgia.

The Bank does have a Trust and Financial Services Division, however, at the March 2004, meeting of the Board of Directors it was decided that the Bank would discontinue offering Trust services at this time. Trust powers granted by the Georgia Department of Banking and Finance and FDIC still remain but are currently inactive.

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

Significant Accounting Policies

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. A description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2004 Annual Report to Shareholders. The following is a summary of the more judgmental and complex accounting policies of the Company.

Many of the Company’s assets and liabilities are recorded using various valuation techniques that require significant judgment as to recoverability. The collectibility of loans is reflected through the Company’s estimate of the allowance for loan losses. The Company performs periodic and systematic detailed reviews of its lending portfolio to assess overall collectability. In addition, certain assets and liabilities are reflected at their estimated fair value in the consolidated financial statements. Such amounts are based on either quoted market prices or estimated values derived by the Company utilizing dealer quotes or market comparisons .

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

Net interest income

The Company reported net interest income of approximately $11,926,000 for the year ended December 31, 2004, compared to $7,467,000 as of December 31, 2003. The increase in interest income was attributed to both the increase in volume of average earning assets and the increase in the yields for average earning assets.

Average interest-earning assets increased $94.0 million from 2003 and average total assets for 2004 grew $97.3. Both of these increases are due primarily to an increase of $92.9 million in average loans outstanding. As of December 31, 2004 the yield on average earning assets was 5.85% compared to 5.73% as of December 31, 2003. The increase in the yield on average-earning assets can be attributed to the increases in the prime rate during the fourth quarter of 2004.

Average interest-bearing liabilities increased by $72.6 million in 2004, while average noninterest-bearing deposits grew by $14.7 million during the same period. The Bank’s cost of funds for December 31, 2004 was 2.09% compared to 2.19% for the same period in 2003.

Overall, the Company’s net interest margin was 4.08% for the year ended December 31, 2004 compared to 3.81% as of December 31, 2003.

The Company’s reported net interest income in 2003 was approximately $7,467,000 compared to approximately $5,645,000 in 2002. This increase can be attributed a $56.2 million increase in average interest-earning assets. Average assets for 2003 grew $58.4 million due primarily to a year of strong loan demand in the Company’s primary market area, the two branch locations opened in mid-2001 also experienced large loan growth. The increase in interest income due to volume of average earning assets was partially offset by the decreases in the yields on average earning assets. As of December 31, 2003 the yield on average earning assets was 5.73% compared to 6.50% for December 31, 2002. The decrease in the yield on average-earning assets can be attributed to the reductions in the prime rate during 2003. The increases in average loans outstanding and investments in 2002 were funded primarily with deposits. Average interest-bearing liabilities increased by $46.2 million in 2003. The interest rate paid on average interest-bearing liabilities was 2.19% in 2003 compared to 2.75% in 2002.

Average balance sheets and net interest analysis

The tables below show the year-end average balances for each category of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2004, 2003, and 2002 and the average rate of interest earned or paid thereon. The data is presented using daily average balances.

December 31, 2004
(Dollars in Thousands)

	Average		Yield/
	Balance	Interest	Rate
Average Assets
Interest-earning assets:
Taxable investment securities (1)	$22,247	$890	4.00%
Tax exempt investment securities (1) (2)	2,004	94	4.69%
Interest-bearing deposits with banks	852	15	1.76%
Federal funds sold	7,536	105	1.39%
Net loans (including loan fees) (3)	260,434	16,041	6.16%

Total interest-earning assets	293,073	17,145	5.85%

Allowance for loan losses	(2,542)
Cash and due from banks	9,110
Other assets	9,830

Total average assets	$309,471

Average Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$46,995	$186	0.40%
Savings	38,828	834	2.15%
Time, $100,000 or more	63,479	1,754	2.76%
Other time	75,040	1,899	2.53%
Repurchase agreements	19	1	5.26%
Fed funds purchased	558	7	1.25%
Junior subordinated debentures	4,120	214	5.19%
Other borrowings	18,228	282	1.55%

Total interest-bearing liabilities	247,267	5,177	2.09%

Noninterest-bearing deposits	38,036
Other liabilities	997

Total average liabilities	39,033

Stockholders’ equity	23,171

Total average liabilities and stockholders’ equity	$309,471

Excess of interest-bearing assets over interest-bearing liabilities	$45,806

Ratio of interest-earning assets to interest-bearing liabilities	118.52%

Net interest income		$11,968

Net interest spread			3.76%

Net yield on average interest-earning assets			4.08%

(1)	Average balance has been calculated based on amortized costs of investment securities.

(2)	Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis basis, using a income tax rate of 38%. The taxable-equivalent amounts included in the above table aggregated approximately $58,000 in 2004.

(3)	Interest earned on net loans includes $1,654,574 in loan fees.

December 31, 2003
(Dollars in Thousands)

	Average		Yield/
	Balance	Interest	Rate
Average Assets
Interest-earning assets:
Taxable investment securities (1)	$15,672	$584	3.73%
Tax exempt investment securities (1) (2)	5,310	297	5.59%
Interest-bearing deposits with banks	790	9	1.14%
Federal funds sold	9,775	100	1.02%
Net loans (including loan fees) (3)	167,544	10,417	6.22%

Total interest-earning assets	199,091	11,407	5.73%

Allowance for loan losses	(1,614)
Cash and due from banks	6,370
Other assets	8,303

Total average assets	$212,150

Average Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$42,165	$259	0.61%
Savings	15,514	261	1.68%
Time, $100,000 or more	47,768	1,359	2.85%
Other time	56,615	1,587	2.80%
Repurchase agreements	2,009	16	0.80%
Fed funds purchased	12	—	0.00%
Other borrowings	6,500	133	2.05%
Junior subordinated debentures	4,120	211	5.12%

Total interest-bearing liabilities	174,703	3,826	2.19%

Noninterest-bearing deposits	23,288
Other liabilities	1,022

Total average liabilities	24,310

Stockholders’ equity	13,137

Total average liabilities and stockholders’ equity	$212,150

Excess of interest-bearing assets over interest-bearing liabilities	$24,388

Ratio of interest-earning assets to interest-bearing liabilities	113.96%

Net interest income		$7,581

Net interest spread			3.54%

Net yield on average interest-earning assets			3.81%

(1)	Average balance has been calculated based on amortized costs of investment securities.

(2)	Interest income on tax-exempt securities is presented on a taxable-equivalent basis basis, using a income tax rate of 38%. The taxable-equivalent amounts included in the above table aggregated approximately $101,000 in 2003.

(3)	Includes one non accrual loan with an approximate balance of $131,000 at December 31, 2003. Interest earned on net loans includes $1,079,673 in loan fees.

December 31, 2002
(Dollars in Thousands)

	Average		Yield/
	Balance	Interest	Rate
Average Assets
Interest-earning assets:
Taxable investment securities (1)	$12,123	$659	5.44%
Tax exempt investment securities (1) (2)	3,703	225	6.08%
Interest-bearing deposits with banks	322	5	1.55%
Federal funds sold	4,493	76	1.69%
Net loans (including loan fees) (3)	122,282	8,321	6.80%

Total interest-earning assets	142,923	9,286	6.50%

Allowance for loan losses	(1,172)
Cash and due from banks	4,834
Other assets	7,166

Total average assets	$153,751

Average Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$32,735	$346	1.06%
Savings	3,313	58	1.75%
Time, $100,000 or more	46,781	1,586	3.39%
Other time	38,655	1,392	3.60%
Repurchase agreements	1,685	29	1.72%
Fed funds purchased	256	6	2.34%
Other borrowings	5,029	132	2.62%
Junior subordinated debentures	133	7	5.26%

Total interest-bearing liabilities	128,587	3,556	2.77%

Noninterest-bearing deposits	13,495
Other liabilities	519

Total average liabilities	14,014

Stockholders’ equity	11,150

Total average liabilities and stockholders’ equity	$153,751

Excess of interest-bearing assets over interest-bearing liabilities	$14,336

Ratio of interest-earning assets to interest-bearing liabilities	111.15%

Net interest income		$5,730

Net interest spread			3.73%

Net yield on average interest-earning assets			4.01%

(1)	Average balance has been calculated based on amortized costs of investment securities.

(2)	Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis basis, using a income tax rate of 38%. The taxable-equivalent amounts included in the above table aggregated approximately $86,000 in 2002.

(3)	Includes one non accrual loan with an approximate balance of $558,000 at December 31, 2002. Interest earned on net loans includes $682,601 in loan fees.

Rate and volume analysis

The following tables reflect the changes in net interest income resulting from changes in interest rates and from changes in the asset and liability volume. The change in interest attributable to rate has been determined by applying the change in rate between years to average balances outstanding in the later year. The change in interest due to volume has been determined by applying the rate from the earlier year to change in average balance outstanding between years. Thus, the change in interest due to both rate and volume has been allocated equally to the volume and rate components.

Year Ended December 31, 2004
Compared with Year Ended December 31, 2003

	Total Increase	Changes Due to
	(Decrease)	Rate
	(Dollars in Thousands)
Income from interest-earning assets:
Taxable investment securities	$306	$52
Tax exempt investment securities (1)	(203)	(33)
Deposits at other banks	6	6
Federal funds sold	5	32
Loans and fees on loans	5,624	(124)

Total interest income	5,738	(67)

Expense from interest-bearing liabilities:
Demand and money market	(73)	(97)
Savings	573	127
Time, $100,000 or more	395	(46)
Other time	312	(179)
Repurchase agreements	(15)	45
Other borrowings	71	(62)
Junior subordinated debentures	81	3
Federal funds purchased	7	4

Total interest expense	1,351	(205)

Net interest income	$4,387	$138

(1)	Interest income on tax-exempt securities is presented on a taxable-equivalent basis, using an income tax rate of 38%.

Year Ended December 31, 2003
Compared with Year Ended December 31, 2002

	Total Increase	Changes Due to
	(Decrease)	Rate	Volume
	Dollars in Thousands)
Income from interest-earning assets:
Taxable investment securities	$(75)	$(238)	$163
Tax exempt investment securities (1)	72	(22)	94
Deposits at other banks	4	(2)	6
Federal funds sold	24	(47)	71
Loans and fees on loans	2,096	(851)	2,947

Total interest income	2,121	(1,160)	3,281

Expense from interest-bearing liabilities:
Demand and money market	(87)	(166)	79
Savings	203	(6)	209
Time, $100,000 or more	(227)	(253)	26
Other time	195	(380)	575
Repurchase agreements	(13)	(18)	5
Other borrowings	1	(39)	40
Junior subordinated debentures	204	—	204
Federal funds purchased	(6)	(3)	(3)

Total interest expense	270	(865)	1,135

Net interest income	$1,851	$(295)	$2,146

(1)	Interest income on tax-exempt securities is presented on a taxable-equivalent basis, using an income tax rate of 38%.

Provision for loan losses

The provision for loan losses was $963,432 in 2004 compared to $971,686 in 2003. The provision for loan losses reflects management’s estimate of probable loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately 1.0% of total loans outstanding at December 31, 2004 and 2003. During 2004, there were net charges-offs of $115,085 compared to net charge-offs of $230,852 in 2003. See additional discussion regarding the provision for loan losses and the allowance loan losses under the section entitled “Allowance for Loan Losses.”

The provision for loan losses was $971,686 in 2003 compared to $406,209 in 2002. The increase in the provision for loan losses was attributable to fact that loan growth in 2003 was $65.9 million. The provision for loan losses reflects management’s estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately 1.0% of total loans outstanding at December 31, 2003 and 2002. During 2002, there was a net charge off of $5,232.

Noninterest income

Below are the components of noninterest income at December 31, 2004, 2003 and 2002:

	December 31, 2004	December 31, 2003	December 31, 2002
Service charges on deposit accounts	$342,801	$366,784	$339,592
Gain on sale of securities	148,586	—	180,780
Mortgage referral commissions	865,981	986,072	389,749
Other	340,334	329,461	205,895

Total noninterest income	$1,697,702	$1,682,317	$1,116,016

Noninterest income for 2004 was $1,697,702 compared to $1,682,317 for the year ended December 31, 2003. The decrease in service charge on deposit accounts was primarily due to the approximately $24,000 decrease in NSF & Overdraft fees during 2004. Mortgage referral commissions decreased $120,091, primarily due to the fact that as rates began to rise the number of mortgage originations decreased. These declines were offset by gain on sales of securities of $148,586 and an increase of $10,873 in other income. This increase is partially attributable to the approximately $10,000 increase in cash value life insurance income and the approximately $15,000 increase in income from our official check processor, Travelers Express. These increases are offset by the decline in miscellaneous mortgage fees of approximately $28,000 again due to the decrease in number of mortgage originations during 2004.

Noninterest income for 2003 was $1,682,317 compared to $1,116,016 for December 31, 2002. This was largely due to the increase in mortgage referral commissions of $596,323. Additionally, service charges increased $27,192, largely due to the 41% increase in the number of demand deposit and savings accounts since December 31, 2002. Other income increased $123,566 primarily due to a $73,834 gain recognized on sale of two properties, $26,000 increase in Trust department income, $20,000 increase in cash surrender value of life insurance income. In addition, miscellaneous mortgage fees, which includes processing income increased $74,000 as a result of the additional mortgage originators at out Roswell and Cumming locations and the related increase in the volume of loans originated. These increases were offset by the decrease in gain on sales of securities as there were no sales during the year ended 2003.

Non-interest expense

Below are the components of noninterest expense at December 31, 2004, 2003 and 2002:

	December 31, 2004	December 31, 2003	December 31, 2002
Salaries and employee benefits	$5,061,196	$3,985,688	$2,438,737
Occupancy expense	900,668	722,875	535,400
Other operating expense (1)	2,452,486	2,165,230	1,471,507

Total noninterest expense	$8,414,350	$6,873,793	$4,445,644

(1)	Significant components (those greater than 1% of total income) of other operating expenses include:

	December 31, 2004	December 31, 2003	December 31, 2002
Data processing	262,634	224,133	160,892
Directors fees	335,250	264,600	177,000

The largest component of noninterest expense is salaries and benefits, which increased to $5,061,196 as of December 31, 2004 compared to $3,985,688 for the same period in the prior year. This increase was primarily due the addition of the North Fulton and Cumming staff during late 2003 and therefore, realizing a full years’ salary on these approximately 12 full time employees

In addition, the North Fulton and Cumming offices became fully operational in 2004 thus recognizing a full years depreciation and occupancy expense at these locations. Thus explaining the approximately $178,000 increase in occupancy expense.

Last other operating expense increased $287,256 during 2004. This is partially attributable to increases in branch offices, such as increases as $11,000 in ATM expenses, $39,000 in data processing fees, $22,000 in donations, $35,000 in auto allowances and $21,000 in advertising expenses. Other operating expense increases include $70,000 in directors fees due to an increase in fees paid for committee meeting as well as an increase number of meetings in 2004, $62,000 increase in cash value life insurance expense from a change in the accounting treatment of such plan, $28,000 in Federal Reserve charges due to a customer in our Dunwoody office who processes large volumes of transactions. The bank also incurred an additional $17,000 in audit and accounting fees during 2004, however, during 2005 a larger increase is expected due expenses associated with compliance of the Sarbanes-Oxley Act.

The increases in noninterest expenses have a direct effect on the efficiency ratio (noninterest expense divided by total income) which was 44.8% at December 31, 2004 compared to 52.97% at December 31, 2003. As a percentage of total average assets, noninterest expense was 2.72% and 3.2% at December 31, 2004 and 2003, respectively.

The increase in other operating expense in 2003 was primarily due branching that was implemented in 2003. Salary expense increased $1.5 million in 2003, due to the additional employees at our larger Gwinnett location, and the North Fulton offices opened during the second quarter that resulted in an additional six salaried employees and fourteen commission based mortgage department employees. In addition, occupancy and furniture, fixture and equipment expense increased $187,475 in 2003. This increase is primarily attributed to relocation of our Gwinnett office to a larger location and the opening of our North Fulton and Cumming offices. Other expenses increased $693,723 from $1,471,507 as of December 31, 2003. Other operating expenses associated with the new loan production office locations were approximately $106,362. In addition other operating expenses increased $96,000 related to our expanded branch at our Gwinnett location. Other factors contributing to the increase in other expenses include a $42,000 increase in cash surrender value life insurance benefit expense, a $104,000 increase in directors fees, legal fees increased $50,000. In addition, due to the increase in the number of branch locations, the Bank has experienced such increases as $63,000 in data processing and $25,000 in meals and entertainment, $16,000 in dues and subscriptions, $17,000 in postage, $19,000 in telephone expense and a $30,000 increase in loan costs such as appraisals and legal fees incurred for new loan customers.

Income tax expense

The Company’s effective tax rates were 37.9%, 34.6%, and 35.5% for the years ended December 31, 2004, 2003 and 2002, respectively.

FINANCIAL CONDITION

	Balance at	Balance at	Balance at
	December 31, 2004	December 31, 2003	December 31, 2002
Total assets	$353,421	$256,358	$180,393

Net loans	$291,537	$203,961	$139,179

Total deposits	$303,905	$220,273	$155,989

At December 31, 2004, the Company’s total assets were approximately $353,421,000 compared to approximately $256,358,000 at December 31, 2003. The increase in total assets from 2003 to 2004 was approximately $97,063 or 37.9%. Total assets as of December 31, 2004, principally consisted of $20,212,000 in cash and cash equivalents, $29,066,000 in investment securities, and $291,537,000 in net loans. Total assets as of December 31, 2003, principally consisted of $19,743,000 in cash and cash equivalents, $22,523,000 in investment securities, and $203,961,000 in net loans.

At December 31, 2003, the Company’s total assets were approximately $256,358,000 compared to approximately $180,393,000 at December 31, 2002. The increase in total assets from 2002 to 2003 was approximately 42.1%. Total assets as of December 31, 2002, principally consisted of $15,552,000 in cash and cash equivalents, $17,072,000 in investment securities, and $139,179,000 in net loans. The growth in assets in 2002 from 2001 was primarily funded by the $64,284,000 increase in deposits.

Investments

During 2004, investment securities increased $5.8 million due to excess liquidity from a significant increase in deposit accounts.

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

Types of investments

The amortized cost and estimated market value of securities held to maturity are as follows:

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
December 31, 2004:
Mortgage-backed securities	2,774,383	6,862	—	$2,781,245

	$2,774,383	$6,862	$—	$2,781,245

The amortized cost and estimated market value of securities available for sale are as follows:

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
December 31, 2004:
U.S. Government agencies	$12,402,144	$21,088	$34,106	$12,389,126
Municipal securities	1,252,249	8,197	8,614	$1,251,832
Mortgage-backed securities	9,709,693	19,491	99,141	$9,630,043
Corporate bonds	1,000,000	—	—	$1,000,000

	$24,364,086	$48,776	$141,861	$24,271,001

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
December 31, 2003:
U.S. Government agencies	$9,524,748	$97,355	$56,956	$9,565,147
Municipal securities	6,054,580	188,379	40,340	$6,202,619
Mortgage-backed securities	5,754,433	36,170	35,511	$5,755,092
Corporate bonds	1,000,000	—	—	$1,000,000

	$22,333,761	$321,904	$132,807	$22,522,858

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
December 31, 2002:
U.S. Government agencies	$7,158,707	$185,124	$—	$7,343,831
Municipal securities	4,195,870	140,976	74	$4,336,772
Mortgage-backed securities	4,293,008	98,367	—	$4,391,375
Corporate bonds	1,000,000	—	—	$1,000,000

	$16,647,585	$424,467	$74	$17,071,978

Other investments include equity securities with no readily determinable fair value. These investments are carried at cost. The Company does not have investments to one issuer totaling more than 10% of equity.

Maturities of investments

     The carrying amounts of investment securities in each category as of December 31, 2004 is shown in the following table according to maturity:

	U.S	WTD		WTD	Mortgage	WTD		WTD		WTD
	Govt	Avg	Municipal	Avg	Backed	Avg	Corporate	Avg		Avg
	Agencies	Yield	Securities (1)	Yield	Securities	Yield	Bonds	Yield	Total	Yield
				(Dollars in thousands)
Maturities
Within one year	$—	—	$—	—	$—	—	$—	—	$—	—
After 1 to 5 years	9,140	3.64%	527	5.68%	9,710	3.25%	—	—	19,377	3.50%
After 5 to 10 years	3,262	4.47%	—	—	2,774	5.03%	—	—	6,036	4.73%
After 10 years	—	—	726	6.00%	—	—	1,000	9.00%	1,726	7.74%

Total	$12,402	3.86%	$1,253	5.87%	$12,484	3.65%	$1,000	9.00%	$27,139	4.04%

(1)	-Average yields are presented on a tax equivalent basis and are based on amortized costs

The above schedule excludes other investments which consists of Federal Home Loan Bank stock and Federal Reserve Bank stock which has no contractual maturity.

Mortgage-backed security maturities are based on the average life at the projected repayment speed.

Loans

The Company’s total loans (net of the allowance for loan losses and deferred loan fees) increased to approximately $291,537,000 at December 31, 2004, from approximately $203,961,000 at December 31, 2003. The majority of this increase was due to loan growth of approximately $21.4 million Duluth officer, $11.0 million at Gwinnett office, $18.7 million in our Duluth branch construction loans, and $25.3 million in new loans at our North Fulton office which became a full service branch first quarter of 2004 and $11.6 million increase in loans at our Cumming loan production office.

The Company’s total loans (net of the allowance for loan losses and deferred loan fees) increased to approximately $203,961,000 at December 31, 2003, from approximately $139,179,000 at December 31, 2002. This increase in net loans can be attributed to loan growth of approximately $21.6 million at our expanded Gwinnett office, $21.0 million increase in new loans at our Roswell loan production office and $4.2 million increase in new loans at our Cumming loan production office. In addition, construction loans at our Duluth location increased $11.0 million.

Types of Loans

The composition of loans outstanding at the indicated dates is presented in the following table. Management is not aware of any additional concentrations.

	December 31,	December 31,	December 31,	December 31,	December 31,
	2004	2003	2002	2001	2000

Commercial	$38,793	$31,659	$24,517	$15,775	$11,111
Real estate — construction	88,607	59,214	44,309	24,707	23,462
Real estate — commercial and residential	146,422	100,712	59,851	48,814	31,465
Installment loans to individuals	8,351	9,314	8,038	5,686	5,338
Real estate — home equity	12,891	5,835	4,138	3,036	2,527

Total loans	295,064	206,734	140,853	98,018	73,903
Less: Allowance for loan losses	2,972	2,124	1,383	982	742
Net deferred loan fees	555	649	291	378	258

Loans, net	$291,537	$203,961	$139,179	$96,658	$72,903

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

Maturities and Sensitivity of Loans to Changes in Interest Rates

The following table summarizes major classifications of loans by contractual maturity of individual loans as of December 31, 2004, including loans that may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Actual repayments of loans may differ from maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties.

		Due After
	Due in	1 Year but
	1 Year	Less Than	Due After
	or Less	5 Years	5 Years	Total
		(Dollars in thousands)
Loan category:
Commercial	$31,745	$7,048	$—	$38,793
Real estate-construction	88,470	137	—	88,607
Real estate-commercial and residential	103,834	42,248	340	146,422
Installment loans to individuals	8,469	4,413	9	12,891
Real estate-home equity	8,351	—	—	8,351

Total loans	$240,869	$53,846	$349	$295,064

For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates at December 31, 2004 (dollars in thousands):

		Due After
	Due in	1 Year but
	1 Year	Less Than	Due After
	or Less	5 Years	5 Years	Total

Interest category:
Predetermined interest rate	$23,088	$53,846	$349	$77,283
Floating interest rate	217,781	—	—	217,781

Total loans	$240,869	$53,846	$349	$295,064

Loans are generally placed on nonaccrual status when the payment of principal and/or interest is past due 90 days or more or when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful.

A summary of non-performing assets at December 31, 2004, 2003, 2002, 2001, and 2000

Non performing Assets ($ in thousands)

	2004	2003	2002	2001	2000
Non accrual loans	$545	$131	$588	$—	$—

Accruing loans 90 days or more past due	—	—	64	—	—

Loans past due more than 30 days	2,888	9	632	539	357

Interest on non accrual loans which would have been reported	15	1	30	—	—

Interest recognized on non accrual loans prior to reclassifications of loans to non accrual	17	9	27	—	—

Allowance for Loan Losses

The Company’s allowance for loan losses was approximately $2,972,000 at December 31, 2004, compared to $2,124,000 at December 31, 2003 and $1,383,000 at December 31, 2002, representing 1.0% of year end total loans outstanding for December 31, 2004, 2003 and 2002.

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

The following is an analysis of the allowance for loan losses for the years ended December 31, 2004, 2003, 2002, 2001 and 2000:

The following summarizes the activity in the allowance for loan losses for the following periods:

		December 31,
	2004	2003	2002	2001	2000

Average amount of loans outstanding	$261,087,754	$167,544,217	$122,282,063	$81,963,058	$56,317,602

Balance at beginning of period	$2,123,509	$1,382,676	$981,639	$741,629	$399,991

Charge-offs:
Commercial	86,334	102,968	—	—	—
Real estate-construction	—	—	—	—	—
Real estate-commercial and residential	—	—	—	—	—
Installment loans to individuals	52,317	184,855	10,682	—	—
Real estate-home equity	—	—	—	—	—

Total charge-offs	138,651	287,823	10,682	—	—

Recoveries:
Commercial	18,845	10,000	—	—	—
Real estate-construction	—	—	—	—	—
Real estate-commercial and residential	—	—	—	—	—
Installment loans to individuals	4,721	46,970	5,450	—	—
Real estate-home equity	—	—	—	—	—

Total recoveries	23,566	56,970	5,450	—	—

Net charge-offs	115,085	230,853	5,232	—	—

Provision charged to operations	963,432	971,686	406,269	240,010	341,638

Balance at end of year	$2,971,856	$2,123,509	$1,382,676	$981,639	$741,629

Ratio of net charge-offs during the period to average loans outstanding during the period	0.044%	0.138%	0.004%	0.000%	0.000%

Deposits

Deposits increased $83.6 million to $303.9 million during 2004. This growth is a result of an increase of $24.0 million in noninterest-bearing demand, a $14.4 million decrease in interest- bearing demand and money market accounts, a $34.1 million increase in certificate of deposit accounts and an increase of $40.0 million in savings deposits.

The majority of this increase is due the $40.0 million in savings deposits. This is largely attributed to the attractiveness of “The Peachtree Prime” account. This product is available for individuals and businesses with a rate of prime less 2.5%. In the anticipated rising rate environment many customers feel that this fluctuating rate is an attractive one to place their savings dollars. Due to the attractiveness of this rate compared to our money market rate many customers have moved their money into this account thus explaining the decrease in interest bearing demand including money market. Deposit growth at the various offices include: $29.2 million at Duluth, $22.0 million at Gwinnett, $6.7 at Dunwoody, and $18.7 million in North

Fulton. The ratio of loans to deposits was 95.9% at December 31, 2004 and 92.6% at December 31, 2003.

The Company’s total deposits increased to approximately $220,273,000 at December 31, 2003 from $155,989,000 at December 31, 2002. A large reason for this increase is due the $30.5 million increase in deposits at our expanded Gwinnett office. This growth was primarily in certificates of deposits. In addition, deposits at our Dunwoody location increased $28.5 million. Finally, deposits associated with our loan production office in Roswell were $3.0 million.

Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits, for December 31, 2004, 2003 and 2002 are presented below:

	December 31,2004		December 31, 2003		December 31, 2002
	Average	Average	Average	Average	Average	Average
	Amount	Rate Paid	Amount	Rate Paid	Amount	Rate Paid
		(Dollars in thousands)
Deposits:
Noninterest-bearing demand	$38,036	—	$23,288	—	$13,495	—
Interest-bearing demand	46,995	0.40%	42,165	0.61%	32,735	1.06%
Savings	38,828	2.15%	15,514	1.68%	3,313	1.75%
Time	138,519	2.64%	104,383	2.82%	85,436	3.49%

Total	$262,378		$185,350		$134,979

Maturities of Time Deposits of $100,000 or more

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2004 are summarized as follows:

(Dollars in thousands)
Months to maturity:
3 or less	$22,257
3 to 6	17,479
6 to 12	20,953
Over 12	17,147

Total	$77,836

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

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company’s primary source of liquidity is its ability to maintain and increase deposits through the Bank. Deposits increased by $46.7 million in 2004.

The following are the key liquidity balances and ratios for the year ended December 31, 2004:

Cash and cash equivalents	$20,211,803
Investment securities available for sale	$24,271,001
CDs over $100,000 to total deposits ratio	25.6%
Loan to deposit ratio	95.9%

At December 31, 2004 cash and cash equivalents amounted to $20.2 million, representing 5.7% of total assets. Securities available for sale provide a secondary source of liquidity and amounted to $24.3 million at December 31, 2004.

At December 31, 2004, certificates of deposit over $100,000 represented 25.6% of total deposits. Certificates of deposit over $100,000 are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on certificates of deposit over $100,000 and periodically adjusts its rates in accordance with market demands. Significant withdrawals of the large certificates of deposit may have a material adverse effect on the Bank’s liquidity. As a majority of the certificates of deposit were obtained by Bank customers in its market area, management believes the volatility of the deposits is lower than if such deposits were obtained from depositors outside its market area, as outside depositors are more likely to be interest rate sensitive.

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

The following table presents the Company’s and Bank’s regulatory capital position at December 31, 2004:

As of December 31, 2004:

	Actual Ratio	Required Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	10.38%	8.0%
Bank	10.24%	8.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	9.42%	4.0%
Bank	9.27%	4.0%
Tier 1 Capital (to Average Assets)
Consolidated	8.91%	4.0%
Bank	8.28%	4.0%

The above ratios indicate that the capital position of the Bank is sound and that the Bank is well positioned for future growth. For a more complete discussion of the actual and required ratios of the Bank as of December 31, 2004, see note 12 to the financial statements.

Selected Ratios

The rate of return information for the December 31, 2004, 2003 and 2002 are presented below.

	Year Ended December 31,
	2004	2003	2002

Return on assets	0.85%	0.40%	0.80%
Return on equity	11.38%	6.43%	11.04%
Dividend payout ratio	0.00%	0.00%	0.00%
Equity to assets ratio	7.49%	6.25%	7.25%

Junior Subordinated Debentures (related to Trust Preferred Securities)

In December 2002, the Company issued, through a wholly owned Delaware statutory trust, PB Capital Trust I (the “Trust”), $4,000,000 of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures that qualify as Tier I capital under Federal Reserve Board guidelines within certain limitations. All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the common securities and the trust preferred securities were used by the Trust to purchase $4,120,000 of junior subordinated debentures of the Company, which carry a deferrable floating rate equal to the Wall Street Journal prime rate plus 100 basis points. At December 31, 2004, this rate was 5.75%. The proceeds received by the Company from the sale of the junior subordinated debentures were used to strengthen the capital position of the Company and to accommodate current and future growth. The debentures and related accrued interest represent the sole assets of the Trust.

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

The following table sets forth the distribution of the repricing of the Company’s interest earning assets and interest-bearing liabilities as of December 31, 2004, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the difference to total interest earning assets. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The Bank’s savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the “Three Months or Less” category, although historical experience has proven these deposits to be more stable over the course of a year. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Bank’s customers. In addition, various assets and liabilities indicted as repricing within the same period may in fact reprice at different times within such period and at different rates.

Interest Rate Gap Sensitivity

At December 31, 2004
(Dollars in Thousands)

	Three	Four to	One to	Over
	Months	Twelve	Five	Five
	or Less	Months	Years	Years	Total

Interest-earning assets:
Federal funds sold	$5,755	$—	$—	$—	$5,755
Investment securities (1)	—	—	9,636	17,409	$27,045
Loans	225,295	15,574	53,846	349	$295,064

Total interest-earning assets	$231,050	$15,574	$63,482	$17,758	$327,864

Interest-bearing liabilities
Deposits
Interest-bearing demand and savings	$97,598	$—	$—	$—	$97,598
Time, $100,000 or more	22,257	17,479	38,100	—	77,836
Other time	16,160	22,920	37,014	—	76,094
Repurchase agreements	—	—	—	—	—
Other borrowings	17,100	1,000	—	—	18,100
Junior subordinated debentures	—	—	—	4,120	4,120

Total interest-bearing liabilities	$153,115	$41,399	$75,114	$4,120	$273,748

Interest rate sensitivity gap per period	$77,935	$(25,825)	$(11,632)	$13,638	$54,116

Interest rate sensitivity gap ratio	150.90%	37.62%	84.51%	431.02%	119.77%

Cumulative interest rate sensitivity gap	$77,935	$52,110	$40,478	$54,116

Cumulative difference to total interest earning assets	23.77%	15.89%	12.35%	16.51%

(1)   The above schedule excludes stock in Federal Home Loan Bank and stock in the Federal Reserve Bank, which has no contractual maturity.

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

Contractual Obligations and Off-Balance-Sheet Arrangements

The Company’s contractual obligations and other commitments as of December 31, 2004 are summarized in the table below. The Company’s contractual obligations include the repayment of principal and interest related to FHLB advances and junior subordinated debentures, as well as payments under current lease agreements.

		One to
	Within one	Three	Three to	Five Years
	year	years	Five Years	or More	Total

Contractual Cash Obligations
FHLB advances	$17,100,000	$1,000,000	—	—	$18,100,000
Junior subordinated debentures	—	—	—	4,120,000	4,120,000
Operating lease obligations	219,491	214,309	205,773	860,537	1,500,100

Total	$17,319,491	1,214,309	205,773	4,980,537	$23,720,100

Other commitments include commitments to extend credit. Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

Other Commitments
Commitments to extend credit	$89,249,000
Standby letters of credit	$1,495,000

ITEM 7. FINANCIAL STATEMENTS

The following financial statements, notes thereto and report of independent registered public accounting firm are included in the Company’s Annual Report to Shareholders are incorporated herein by reference.

     Report of Independent Registered Public Accounting Firm

     Financial Statements

Consolidated Balance Sheets dated as of December 31, 2004 and 2003

Consolidated Statements of Earnings for the years ended December 31, 2004 and 2003

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004 and 2003

Consolidated Statements of Comprehensive Income for the years ended December 31, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003

Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

     Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and as of the date of this report, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed the effectiveness and design of our disclosure controls and procedures under Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are adequate to ensure that material information relating to the Company, including its consolidated subsidiary, that is required to be included in its periodic filings with the Securities and Exchange Commission, is timely made known to them. During the quarter ended December 31, 2004, there were no significant changes in internal controls, or to management’s knowledge, in other factors that could significantly affect those internal controls, and there has been no corrective action with respect to significant deficiencies or material weaknesses.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The responses to this Item are included in the Company’s proxy statement for the Annual Meeting of Shareholders to be held May 17, 2005, under the headings, “Proposal 1 – Election of Directors – (Nominees and Continuing Directors),” “Ownership of PB Financial Services Common Stock,” and “Compliance with Section 16(a) of the Exchange Act” and are incorporated herein by reference.

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

ITEM 10. EXECUTIVE COMPENSATION

The responses to this Item are included in the Company’s proxy statement for the Annual Meeting of Shareholders to be held May 17, 2005, under the heading. “Compensation of Directors and Executive Officers,” and are incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The responses to this Item are included in the Company’s proxy statement for the Annual Meeting of Shareholders to be held May 17, 2005, under the headings, “Ownership of PB Financial Services Common Stock” and are incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to this Item are included in the Company’s proxy statement for the Annual Meeting of Shareholders to be held May 17, 2005, under the headings, “Certain Transactions” and “Compensation of Directors and Executive Officers,” and are incorporated herein by reference.

ITEM 13. EXHIBITS, LISTS, AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Exhibit
3.1	Articles of Incorporation (1)

3.2	Bylaws (2)

4.1	Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.1*	Employment Agreement between Monty G. Watson and The Peachtree Bank dated as of January 13, 1998 (3)

10.2*	The PB Financial Services 1998 Outside Directors Option Plan. (4)

Exhibit Number	Exhibit
13.1	The PB Financial Services Corporation 2004 Annual Report to shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company’s 2004 Annual Report to Shareholders is not deemed to be filed as part of this Report.

21.1	Subsidiaries of The PB Financial Services Corporation. (4)

24.1	Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

31.1	Certification of Chief Executive Officer pursuant Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement

(1)	Incorporated herein by reference to Exhibit 2(a) in The PB Financial Services Corporation’s Registration Statement on Form 8-A, Commission File No. 000-26725, filed July 15, 1999.

(2)	Incorporated herein by reference to Exhibit 2(b) in The PB Financial Services Corporation’s Registration Statement on Form 8-A, Commission File No. 000-26725, filed July 15, 1999.

(3)	Incorporated by reference to exhibit of same number in the Company’s Third Quarter Form 10QSB for the quarter ended September 30, 2004.

(4)	Incorporated by reference to exhibit of same number in the Company’s Annual Report on Form 10KSB for the year ended December 31, 1999.

(b) Reports on Form 8-K

No Reports on Form 8-K were filed during the fourth quarter of 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included in the Company’s proxy statement for the Annual Meeting of Shareholders to be held May 17, 2005, under the heading “Fees Paid to Independent Auditors” and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PB FINANCIAL SERVICES CORPORATION

By:	/s/ Monty G. Watson

Monty G. Watson
President and Chief Executive Officer

/s/Kelly J. Johnson

Kelly J. Johnson
Chief and Principal Financial Officer

Date:	March 31, 2005

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

/s/ Robert D. Cheeley	DATE: March 31, 2005

Robert D. Cheeley, Director

/s/ Daniel B. Cowart	DATE: March 31, 2005

Daniel B. Cowart, Director

/s/ Paul D. Donaldson	DATE: March 31, 2005

Paul D. Donaldson, Director

/s/ Charles L. Douglas	DATE: March 31, 2005

Charles L. Douglas, Director

/s/ Dexter R. Floyd	DATE: March 31, 2005

Dexter R. Floyd, Director

/s/ J. Edwin Howard	DATE: March 31, 2005

J. Edwin Howard, Director

/s/ John J. Howard	DATE: March 31, 2005

John J. Howard, Director

/s/ J. Stephen Hurst	DATE: March 31, 2005

J. Stephen Hurst, Director

/s/ Kelly J. Johnson	DATE: March 31, 2005

Kelly J. Johnson, Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Charles Machemehl, III	DATE: March 31, 2005

Charles Machemehl, III, Director

/s/ J. Paul Maggard	DATE: March 31, 2005

J. Paul Maggard, Director

/s/ Monty G. Watson	DATE: March 31, 2005

Monty G. Watson, Director, President, and
Chief Executive Officer

THE PB FINANCIAL SERVICES CORPORATION

Consolidated Financial Statements

December 31, 2004 and 2003

(with Independent Accountants’ Report thereon)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
The PB Financial Services Corporation
Duluth, Georgia

We have audited the accompanying consolidated balance sheets of The PB Financial Services Corporation as of December 31, 2004 and 2003, and the related consolidated statements of earnings, changes in shareholders’ equity, comprehensive income and cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The PB Financial Services Corporation as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

     /s/ Porter Keadle Moore, LLP

Atlanta, Georgia
February 25, 2005, except for Note 17 as to
which the date is March 29, 2005

THE PB FINANCIAL SERVICES CORPORATION

Consolidated Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets

Cash and due from banks	$13,605,257	9,058,785
Interest-bearing deposits with banks	851,546	607,328
Federal funds sold	5,755,000	10,077,000

Cash and cash equivalents	20,211,803	19,743,113

Investment securities available for sale	24,271,001	22,522,858
Investment securities held to maturity, fair value of $2,781,245	2,774,383	—
Other investments	2,022,750	760,000
Loans, net	291,536,663	203,960,746
Premises and equipment, net	4,418,128	4,256,429
Bank owned life insurance	4,153,731	2,586,729
Accrued interest receivable and other assets	4,032,360	2,528,084

	$353,420,819	256,357,959

Liabilities and Shareholders’ Equity

Deposits:
Noninterest-bearing demand	$52,377,541	28,416,175
Interest-bearing demand	33,598,579	48,024,945
Savings	63,999,141	24,041,970
Time, $100,000 or more	77,835,516	51,473,112
Other time	76,093,746	68,316,716

Total deposits	303,904,523	220,272,918

Securities sold under retail repurchase agreements	—	477,120
Note payable and other borrowings	18,100,000	7,100,000
Junior subordinated debentures	4,120,000	4,120,000
Accrued interest payable and other liabilities	2,432,090	1,973,158

Total liabilities	328,556,613	233,943,196

Commitments

Shareholders’ equity:
Common stock, $5 par value, 10,000,000 shares authorized, 1,484,437 shares issued and outstanding	7,422,185	7,422,185
Additional paid-in capital	12,464,914	12,464,914
Retained earnings	5,038,543	2,402,860
Accumulated other comprehensive income (loss)	(61,436)	124,804

Total shareholders’ equity	24,864,206	22,414,763

	$353,420,819	256,357,959

See accompanying notes to consolidated financial statements.

THE PB FINANCIAL SERVICES CORPORATION

Consolidated Statements of Earnings

For the Years Ended December 31, 2004 and 2003

	2004	2003
Interest income:
Interest and fees on loans	$16,040,700	10,416,783
Interest on federal funds sold	105,094	99,670
Interest and dividends on investment securities:
U.S. Government agencies and mortgage-backed securities	725,479	459,852
Municipals	57,815	184,168
Trust preferred securities	90,000	90,000
Other	84,455	42,848

Total interest income	17,103,543	11,293,321

Interest expense:
Interest-bearing demand deposits	185,482	259,185
Savings deposits	834,119	261,117
Time deposits	3,653,684	2,945,902
Other	503,784	359,772

Total interest expense	5,177,069	3,825,976

Net interest income	11,926,474	7,467,345

Provision for loan losses	963,432	971,686

Net interest income after provision for loan losses	10,963,042	6,495,659

Other income:
Service charges	342,801	366,784
Gain on sale of securities	148,586	—
Mortgage referral commissions	865,981	986,072
Other	340,334	329,461

Total other income	1,697,702	1,682,317

Other expenses:
Salaries and employee benefits	5,061,196	3,985,688
Occupancy	900,668	722,875
Other operating	2,452,486	2,165,230

Total other expenses	8,414,350	6,873,793

Earnings before income taxes	4,246,394	1,304,183

Income tax expense	1,610,711	451,853

Net earnings	$2,635,683	852,330

Basic earnings per share	$1.78	0.86

Diluted earnings per share	$1.66	0.79

See accompanying notes to consolidated financial statements.

THE PB FINANCIAL SERVICES CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2004 and 2003

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance, December 31, 2002	942,176	$4,710,880	5,295,775	1,550,530	280,099	11,837,284

Net earnings	—	—	—	852,330	—	852,330

Issuance of common stock, net of issuance costs of $15,819	542,261	2,711,305	7,169,139	—	—	9,880,444

Change in net unrealized gain on investment securities available for sale, net of tax	—	—	—	—	(155,295)	(155,295)

Balance, December 31, 2003	1,484,437	7,422,185	12,464,914	2,402,860	124,804	22,414,763

Net earnings	—	—	—	2,635,683	—	2,635,683

Change in net unrealized gain on investment securities available for sale, net of tax	—	—	—	—	(186,240)	(186,240)

Balance, December 31, 2004	1,484,437	$7,422,185	12,464,914	5,038,543	(61,436)	24,864,206

     See accompanying notes to consolidated financial statements.

THE PB FINANCIAL SERVICES CORPORATION

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2004 and 2003

	2004	2003
Net earnings	$2,635,683	852,330

Other comprehensive income (loss):
Unrealized (losses) arising during the period, net of taxes of $45,423 and $80,001, respectively	(88,173)	(155,295)

Reclassification adjustment for gains on sales of investment securities available for sale included in net earnings, net of taxes of $50,519 in 2004	(98,067)	—

Other comprehensive (loss), net of tax	(186,240)	(155,295)

Comprehensive income	$2,449,443	697,035

See accompanying notes to consolidated financial statements.

THE PB FINANCIAL SERVICES CORPORATION

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net earnings	$2,635,683	852,330
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	319,357	619,852
Provision for loan losses	963,432	971,686
Deferred income taxes	(298,160)	(395,252)
Gain on sale of investment securities	148,586	—
Gain on sales of other real estate	—	(73,834)
Change in:
Net deferred loan fees	(93,883)	358,176
Cash surrender value life insurance	(105,100)	(94,207)
Accrued interest receivable and other assets	(1,116,128)	(262,938)
Accrued interest payable and other liabilities	458,932	1,306,410

Net cash provided by operating activities	2,912,719	3,282,223

Cash flows from investing activities:
Purchase of investment securities available for sale	(15,985,918)	(30,616,649)
Purchase of investment securities held to maturity	(2,995,313)	—
Proceeds from calls and maturities of investment securities available for sale	8,797,552	24,684,081
Proceeds from calls and maturities of investment securities held to maturity	221,367	—
Proceeds from sales of investment securities available for sale	5,147,853	—
Purchase of other investments	(1,262,750)	(89,400)
Purchase of cash value life insurance	(1,462,000)	(395,000)
Net change in loans	(88,445,466)	(67,210,620)
Purchases of premises and equipment	(613,839)	(419,170)
Construction in process	—	(172,717)
Proceeds from sales of other real estate	—	1,171,910

Net cash used by investing activities	(96,598,514)	(73,047,565)

Cash flows from financing activities:
Net change in deposits	83,631,605	64,283,879
Net change in securities sold under retail repurchase agreements	(477,120)	(902,661)
Proceeds from Federal Home Loan Bank borrowings	18,000,000	3,000,000
Repayments on Federal Home Loan Bank borrowings	(7,000,000)	(2,300,000)
Transaction costs associated with junior subordinated debentures	—	(5,645)
Proceeds from issuance of common stock, net of issuance costs	—	9,880,444

Net cash provided by financing activities	94,154,485	73,956,017

Net change in cash and cash equivalents	468,690	4,190,675

Cash and cash equivalents at beginning of year	19,743,113	15,552,438

Cash and cash equivalents at end of year	$20,211,803	19,743,113

THE PB FINANCIAL SERVICES CORPORATION

Consolidated Statements of Cash Flows, continued

For the Years Ended December 31, 2004 and 2003

	2004	2003
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$4,943,601	3,872,444
Income taxes	$1,551,000	708,000

Noncash investing and financing activities:
Change in net unrealized gain on investment securities available for sale, net of tax	$(186,240)	(155,295)
Transfer of loans to other real estate	$—	1,098,901

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

Investment Securities

The Bank classifies its securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for sale in the near term. Held to maturity securities are those securities for which the Bank has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale. At December 31, 2004 and 2003, the Bank classified all of its investment securities as available for sale and held to maturity.

Available for sale securities are recorded at fair value. Held to maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses, net of the related tax effect, on securities available for sale are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains or losses associated with transfers of securities from held to maturity to available for sale are recorded as a separate component of shareholders’ equity. The unrealized holding gains or losses included in the separate component of shareholders’ equity for securities transferred from available for sale to held to maturity are maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.

Management has the positive intent and ability to hold held to maturity securities to maturity.

A decline in the market value of any available for sale or held to maturity investment below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security.

THE PB FINANCIAL SERVICES CORPORATION

Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

Investment Securities, continued

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield. Realized gains and losses for securities classified as available for sale and held to maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

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

THE PB FINANCIAL SERVICES CORPORATION

Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

Stock-Based Compensation

The Company’s stock-based compensation plan is accounted for under Accounting Principles Board Opinion No. 25 and related interpretations. No compensation expense has been recognized related to the grant of the stock options. Had compensation cost been determined based upon the fair value of the options at the grant dates, the Company’s net earnings and net earnings per share would have been reduced to the proforma amounts indicated below.

		2004	2003
Net earnings	As reported	$2,635,683	852,330
	Effect of stock options, net of tax	(58,644)	(38,547)

	Proforma	$2,577,039	813,783

Basic earnings per share	As reported	$1.78	0.86
	Effect of stock options, net of tax	(0.04)	(0.04)

	Proforma	$1.74	0.82

Diluted earnings per share	As reported	$1.66	0.79
	Effect of stock options, net of tax	(0.04)	(0.04)

	Proforma	$1.62	0.75

The weighted average grant-date fair value of options granted in 2004 and 2003 was $6.11 and $6.27, respectively. The fair value of each option is estimated on the date of grant using the Minimum Value options-pricing model with the following weighted average assumptions used for grants in 2004 and 2003: dividend yield of 0%, risk-free interest rate of 4%, respectively, and an expected life of ten years.

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

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for each period is presented as follows:

For the year ended December 31, 2004

	Net	Common	Per Share
	Earnings	Shares	Amount
Basic earnings per share	$2,635,683	1,484,437	$1.78

Effect of stock options	—	104,297

Diluted earnings per share	$2,635,683	1,588,734	$1.66

       For the year ended December 31, 2003

	Net	Common	Per Share
	Earnings	Shares	Amount
Basic earnings per share	$852,330	992,034	$0.86

Effect of stock options	—	89,452

Diluted earnings per share	$852,330	1,081,486	$0.79

THE PB FINANCIAL SERVICES CORPORATION

Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

Meaning of Other-Than-Temporary-Impairment

In March 2004, The Emerging Issues Task Force (“EITF”) issued EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“EITF 03-1”). EITF 03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired. The disclosure guidance was fully effective for other-than-temporary impairment evaluations made in reporting periods ending after June 15, 2004, whereas the recognition and measurement guidance has been deferred. The disclosures required by EITF 03-1 are included in note 2 to the consolidated financial statements. The Bank did not recognize an impairment loss on any investment in 2004 or 2003.

Share-Based Payment

In December 2004, the FASB revised SFAS No. 123 (“SFAS No. 123 (R)”). SFAS No. 123 (R), Share-Based Payment, requires all share-based payments to employees and directors, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. For the Company, SFAS No. 123 (R) is effective beginning January 1, 2006. The financial statement impact is not expected to be materially different from that shown in the existing proforma disclosure required under the original SFAS No. 123.

(2)	Investment Securities Investment securities available for sale at December 31, 2004 and 2003 are as follows:

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$12,402,144	21,088	34,106	12,389,126
Municipal securities	1,252,249	8,197	8,614	1,251,832
Trust preferred securities	1,000,000	—	—	1,000,000
Mortgage-backed securities	9,709,693	19,491	99,141	9,630,043

Total	$24,364,086	48,776	141,861	24,271,001

	December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$9,524,748	97,355	56,956	9,565,147
Municipal securities	6,054,580	188,379	40,340	6,202,619
Trust preferred securities	1,000,000	—	—	1,000,000
Mortgage-backed securities	5,754,433	36,170	35,511	5,755,092

Total	$22,333,761	321,904	132,807	22,522,858

Investment securities held to maturity at December 31, 2004 are as follows:

	December 31, 2004
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Mortgage-backed securities	$2,774,383	6,862	—	2,781,245

THE PB FINANCIAL SERVICES CORPORATION

Notes to Consolidated Financial Statements, continued

(2)	Investment Securities, continued

The current fair value and associated unrealized losses on investments in debt securities with unrealized losses at December 31, 2004 are summarized in the table below.

	Less than 12 Months		Greater than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$5,404,250	34,106	—	—
Municipal securities	$853,635	8,614	—	—
Mortgage-backed securities	$5,410,605	66,051	2,787,400	33,090

All investment securities with an unrealized loss as of December 31, 2003 had been in an unrealized loss position for less than 12 months.

The unrealized losses on debt securities as of December 31, 2004 arose due to changing interest rates and are considered to be temporary. At December 31, 2004, four out of seventeen securities issued by municipalities and six out of nineteen securities issued by U.S. government agencies and government sponsored corporations, including mortgage-backed securities contained unrealized losses and are included in the table above. These unrealized losses are considered temporary because the repayment sources of principal and interest are government backed and the investment risk grades on each security are acceptable.

The amortized cost and estimated fair value of investment securities held to maturity and available for sale at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due from one to five years	$—	—	9,666,977	9,635,545
Due from five to ten years	—	—	3,261,795	3,278,116
Due after ten years	—	—	1,725,621	1,727,297
Mortgage-backed securities	2,774,383	2,781,245	9,709,693	9,630,043

	$2,774,383	2,781,245	24,364,086	24,271,001

For the year ended December 31, 2004, the Company sold investment securities available for sale for $5,147,853 and realized gross gains of $154,234 and gross losses of $5,648 on those sales.

At December 31, 2004 and 2003 securities with a carrying value of approximately $8,159,000 and $4,638,000, respectively, were pledged to secure public deposits and for other purposes as required by law. Investment securities with a carrying value of approximately $1,244,000 at December 31, 2003, were allocated by the Bank for collateral under retail repurchase agreements.

(3)	Loans Major classifications of loans at December 31, 2004 and 2003 are summarized as follows:

	2004	2003
Commercial	$38,793,340	31,659,251
Real estate – commercial and residential	146,421,435	100,711,590
Real estate – construction	88,607,022	59,213,970
Real estate – home equity	8,351,273	5,834,477
Consumer	12,890,848	9,314,249

	295,063,918	206,733,537
Less: Allowance for loan losses	2,971,856	2,123,509
Net deferred loan fees	555,399	649,282

	$291,536,663	203,960,746

THE PB FINANCIAL SERVICES CORPORATION

Notes to Consolidated Financial Statements, continued

(3)	Loans, continued

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in Fulton, DeKalb and Gwinnett Counties, Georgia. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

Changes in the allowance for loan losses were as follows:

	2004	2003
Balance at beginning of year	$2,123,509	1,382,676
Provision charged to operations	963,432	971,686
Loans charged off	(138,651)	(287,823)
Recoveries	23,566	56,970

Balance at end of year	$2,971,856	2,123,509

(4)	Premises and Equipment Major classifications of premises and equipment are summarized as follows:

	2004	2003
Land	$610,482	610,482
Buildings and improvements	2,729,907	2,674,132
Furniture and equipment	2,671,168	2,073,360
Leasehold improvements	348,507	241,746
Construction in process	11,057	172,717

	6,371,121	5,772,437

Less accumulated depreciation	1,952,993	1,516,008

	$4,418,128	4,256,429

Depreciation expense was $452,140 and $367,367 for the years ended December 31, 2004 and 2003, respectively.

The Bank leases certain office facilities to third parties. For the years ended December 31, 2004 and 2003, rental income totaled approximately $55,000 and $63,000, respectively

(5)	Deposits At December 31, 2004, the scheduled maturities of time deposits are as follows:

2005	$126,007,362
2006	17,556,956
2007	2,230,274
2008	2,523,551
2009	5,611,119

$153,929,262

(6)	Note Payable and Other Borrowings

During 2002, the Company obtained a $250,000 line of credit with another financial institution. The debt is collateralized by 100% of the stock of the Bank, and calls for interest to be paid quarterly at the prime rate less 50 basis points. The line of credit matures in December 2005. The loan agreement contains covenants relating to the level of the allowance for loan losses, payments of dividends, regulatory capital adequacy and return on average assets. At December 31, 2004, the Company was in compliance with all loan covenants. The Company had no balances outstanding under this line of credit at December 31, 2004 and 2003.

THE PB FINANCIAL SERVICES CORPORATION

Notes to Consolidated Financial Statements, continued

(6)	Note Payable and Other Borrowings, continued

The Bank is party to a credit facility with the Federal Home Loan Bank (“FHLB”) of Atlanta, whereby the FHLB provides credit to the Bank under varying terms. Amounts advanced by the FHLB are collateralized by a blanket lien on all 1–4 family first mortgage loans and selected commercial loans. At December 31, 2004, the carrying amount of loans pledged as collateral totaled approximately $27,871,000.

The FHLB advances at December 31, 2004 and 2003 are summarized as follows:

	Interest	Rate
Maturity Date	Rate	Type	2004	2003
August 11, 2005	1.98%	Fixed	$5,000,000	—
March 17, 2006	2.52%	Adjustable	8,000,000	—
May 12, 2006	2.30%	Adjustable	1,000,000	—
June 24, 2005	2.69%	Adjustable	2,100,000	—
June 23, 2004	2.08%	Fixed	—	2,100,000
December 23, 2004	2.31%	Fixed	—	2,000,000
November 12, 2004	1.83%	Fixed	—	3,000,000
November 22, 2005	2.73%	Daily	2,000,000	—

			$18,100,000	7,100,000

Additionally, the Bank has $12,000,000 available for the purchase of overnight federal funds from three correspondent financial institutions.

(7)	Junior Subordinated Debentures

In December 2002, the Company issued, through a wholly owned Delaware statutory trust, PB Capital Trust I (the “Trust”), $4,000,000 of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures (trust preferred securities) that qualify as Tier I capital under Federal Reserve Board guidelines within certain limitations. All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the common securities and the trust preferred securities were used by the Trust to purchase $4,120,000 of junior subordinated debentures of the Company, which carry a deferrable floating rate equal to the Wall Street Journal prime rate plus 100 basis points. At December 31, 2004, this rate was 6.25%. The proceeds received by the Company from the sale of the junior subordinated debentures were used to strengthen the capital position of the Bank and to accommodate current and future growth. The debentures and related accrued interest represent the sole assets of the Trust.

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

THE PB FINANCIAL SERVICES CORPORATION

Notes to Consolidated Financial Statements, continued

(8)	Income Taxes The components of income tax expense are as follows:

	2004	2003
Current	$1,908,871	847,105
Deferred	(298,160)	(395,252)

	$1,610,711	451,853

The differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

	2004	2003
Pre-tax income at statutory rates	$1,443,774	443,422
Differences:
Nondeductible meals and entertainment	12,525	12,620
State taxes, net of federal benefit	114,694	55,789
Tax exempt interest	(26,076)	(62,820)
Increase in cash surrender value of life insurance	(35,700)	(32,030)
Other	101,494	34,872

	$1,610,711	451,853

The following summarizes the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities. The net deferred tax asset is included as a component of other assets at December 31, 2004 and 2003.

	2004	2003
Deferred tax assets:
Allowance for loan losses	$1,083,330	766,540
Deferred loan fees	210,829	246,467
Deferred compensation	207,741	131,082
Unrealized loss on investment securities and available for sale	31,649	—
Other	6,590	6,074

Total gross deferred tax assets	1,540,139	1,150,163

Deferred tax liabilities:
Unrealized gain on investment securities available for sale	—	(64,293)
Accumulated depreciation	(210,672)	(150,505)

Total gross deferred tax liabilities	(210,672)	(214,798)

Net deferred tax asset	$1,329,467	935,365

(9)	Related Party Transactions

The Bank conducts transactions with directors and executive officers, including companies in which they have beneficial interests, in the normal course of business. It is the policy of the Bank that loan transactions with directors and officers be made on substantially the same terms as those prevailing at the time made for comparable loans to other customers. The following is a summary of activity for related party loans for 2004:

Beginning balance	$7,328,983
New loans	8,503,700
Repayments	(9,534,452)

Ending balance	$6,298,231

THE PB FINANCIAL SERVICES CORPORATION

Notes to Consolidated Financial Statements, continued

(9)	Related Party Transactions, continued At December 31, 2004 and 2003, the Bank had deposit relationships with related parties of approximately $13,433,000 and $4,366,000, respectively.

The Bank had a lease agreement with one of its directors for office space located in the Bank’s building. Although the lease expired December 31, 2001, the Bank continues to lease the space to this director on a month-to-month basis and receives monthly lease payments of $2,037 plus certain executory costs.

(10)	Commitments

The Bank leases various banking facilities and equipment under operating lease arrangements. Future minimum lease payments required for all operating leases having a remaining term in excess of one year at December 31, 2004 are as follows:

Year Ending December 31,
2005	$219,491
2006	214,309
2007	205,773
2008	190,365
2009	167,073
Thereafter	503,099

Total minimum obligation	$1,500,110

The total rent expense was approximately $203,000 and $119,000 for 2004 and 2003, respectively.

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

In most cases, the Bank does require collateral or other security to support financial instruments with credit risk

	Contractual Amount
	2004	2003
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$89,249,000	68,638,000
Standby letters of credit	$1,495,000	1,268,000

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

The Bank has a 401(k) plan for the benefit of employees with eligibility subject to certain minimum age and service requirements. Under this plan, employees may contribute from two to fifteen percent of their salaries, up to the legal contribution limit. At its discretion, the Bank may match a portion of participants’ contributions. The Bank may also make an annual discretionary profit sharing contribution to the plan. The Bank contributed approximately $64,600 and $25,400 to the plan in 2004 and 2003, respectively.

The Company has an employee stock option plan and a director stock option plan. The plans were adopted for the benefit of directors and key officers and employees in order that they may purchase Company stock at a price equal to the fair market value on the date of grant. A total of 200,000 shares were reserved for possible issuance under the employee stock option plan. A total of 158,198 shares were reserved for possible issuance under the director stock option plan. The options vest over periods of time as specified in the option agreements and expire after ten years. At December 31, 2004, the options have a weighted average remaining contractual life of approximately six years.

A summary of activity in these stock option plans is presented below:

	2004		2003
		Weighted		Weighted
	Option	Average Option	Option	Average Option
	Shares	Price Per Share	Shares	Price Per Share
Outstanding, beginning of year	281,648	$11.26	247,698	$10.41
Granted during the year	34,450	$18.25	33,950	$17.26
Cancelled during the year	(5,750)	$18.25	—	—
Exercised during the year	—	—	—	—

Outstanding, end of year	310,348	$11.88	281,648	$11.26

Number of shares exercisable	230,638	$10.38	214,598	$10.07

A summary of options outstanding as of December 31, 2004 is presented below:

				Weighted
				Average Option
			Options	Price Per Share of
Options	Price	Years	Currently	Options Currently
Outstanding	Per Share	Remaining	Exercisable	Exercisable

219,698	$10.00	4	212,718	$10.00
35,500	$13.61	8	13,200	$13.61
55,150	$18.25	9-10	4,720	$18.25

310,348	$11.98		230,638	$10.38

During 2001, the Company adopted a post-retirement benefit plan to provide retirement benefits to certain of the Company’s executive officers and its board of directors and to provide death benefits for the designated beneficiaries. Under this plan, single-premium, split-dollar, whole-life insurance contracts were purchased on the lives of certain executive officers and members of the board of directors. The increase in the cash surrender value of the contracts, less the Bank’s cost of funds, constitutes the Company’s contribution to the plan each year. In the event the insurance contracts fail to produce positive returns, the Company has no obligation to contribute to the plan. At December 31, 2004 and 2003, the cash surrender value of the insurance contracts was $4,153,731 and $2,586,729, respectively, and is included in the consolidated balance sheet as a component of other assets. For the years ended December 31, 2004 and 2003, the Company recorded income, representing the increase in the cash surrender value of the contracts, of approximately $105,000 and $94,000, respectively, and incurred expenses of approximately $185,000 and $114,000, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (all as defined). Management believes, as of December 31, 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2004 the most recent notification from regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

As discussed in note 7, PB Capital Trust I is not consolidated by the Company under FIN 46; however, for regulatory purposes, the Trust continues to be consolidated with the Company and, to the extent allowable under regulatory guidelines, the trust preferred securities issued by the Trust continue to be reported as Tier 1 capital.

The Company’s and the Bank’s actual capital amounts and ratios are presented below.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
As of December 31, 2004:
Total Capital (to Risk-Weighted Assets)
Consolidated	$32,017	10.38%	$24,665	8.0%	N/A	N/A
Bank	$31,516	10.24%	$24,624	8.0%	$30,780	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$29,045	9.42%	$12,332	4.0%	N/A	N/A
Bank	$28,544	9.27%	$12,312	4.0%	$18,468	6.0%
Tier 1 Capital (to Average Assets)
Consolidated	$29,045	8.91%	$13,033	4.0%	N/A	N/A
Bank	$28,544	8.28%	$13,783	4.0%	$17,229	5.0%

As of December 31, 2003:
Total Capital (to Risk-Weighted Assets)
Consolidated	$28,414	13.0%	$17,456	8.0%	N/A	N/A
Bank	$28,017	12.9%	$17,426	8.0%	$21,783	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$26,290	12.1%	$8,728	4.0%	N/A	N/A
Bank	$25,893	11.9%	$8,713	4.0%	$13,070	6.0%
Tier 1 Capital (to Average Assets)
Consolidated	$26,290	10.7%	$9,836	4.0%	N/A	N/A
Bank	$25,893	10.5%	$9,826	4.0%	$12,283	5.0%

THE PB FINANCIAL SERVICES CORPORATION

Notes to Consolidated Financial Statements, continued

(13)	Shareholders’ Equity

Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. These restrictions for the Bank are based on the level of regulatory classified assets, prior year’s earnings, and the ratio of equity capital to total assets. At December 31, 2004 and 2003, total shareholders’ equity of the Bank was $28,481,058 and $26,018,111, respectively. The amount of dividends that the Bank could pay in 2005 without obtaining prior regulatory approval is approximately $1,318,000.

During 2003, the Company sold 542,261 shares of common stock, through a private placement at a price of $18.25 per share. The proceeds of this offering were used to increase the Bank’s regulatory capital ratios and for general corporate purposes.

(14)	Other Operating Expense Other operating expense for the years ended December 31, 2004 and 2003 included the following items that exceeded one percent of total revenues:

	2004	2003
Data processing	$262,634	224,133
Directors fees	$335,250	264,600

(15)	Fair Value of Financial Instruments

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

The carrying amount and estimated fair values of the Company’s financial instruments at December 31, 2004 and 2003 are as follows:

	2004		2003
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and cash equivalents	$20,211,803	20,211,803	19,743,113	19,743,113
Investment securities available for sale	$24,271,001	24,271,001	22,522,858	22,522,858
Investment securities held to maturity	$2,774,383	2,781,245	—	—
Other investments	$2,022,500	2,022,500	760,000	760,000
Loans, net	$291,536,663	291,170,552	203,960,746	204,185,425
Cash surrender value of life insurance	$4,153,731	4,153,731	2,586,729	2,586,729

Liabilities:
Deposits	$303,904,523	303,742,151	220,272,918	220,915,118
Securities sold under retail repurchase agreements	$—	—	477,120	477,120
Federal Home Loan Bank advances	$18,100,000	18,069,820	7,100,000	7,123,246
Junior subordinated debentures	$4,120,000	4,120,000	4,120,000	4,120,000

THE PB FINANCIAL SERVICES CORPORATION

Notes to Consolidated Financial Statements, continued

(16)	The PB Financial Services Corporation (Parent Company Only) Financial Information

Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets
Cash	$17,714	94,060
Investment in Bank	28,481,058	26,018,111
Investment in Trust (unconsolidated)	120,000	120,000
Other assets	395,505	320,792

	$29,014,277	26,552,963

Liabilities and Shareholders’ Equity
Other liabilities	$30,071	18,200
Junior subordinated debentures	4,120,000	4,120,000
Shareholders’ equity	24,864,206	22,414,763

	$29,014,277	26,552,963

Statements of Earnings

For the Years Ended December 31, 2004 and 2003

	2004	2003
Dividend income from Bank	$213,933	211,355
Dividend income from Trust	6,200	3,455
Interest expense	(213,933)	(214,810)
Other operating expenses	(99,721)	(61,843)

Loss before income tax benefit and equity in undistributed earnings of Bank	(93,521)	(61,843)

Income tax benefit	80,017	83,500

Earnings (loss) before equity in undistributed earnings of Bank	(13,504)	21,657

Equity in undistributed earnings of Bank	2,649,187	830,673

Net earnings	$2,635,683	852,330

THE PB FINANCIAL SERVICES CORPORATION

Notes to Consolidated Financial Statements, continued

(16) The PB Financial Services Corporation (Parent Company Only) Financial Information, continued

Statements of Cash Flows

For the Years Ended December 31, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net earnings	$2,635,683	852,330
Adjustments to reconcile net earnings to net cash used by operating activities:
Equity in undistributed earnings of Bank	(2,649,187)	(830,673)
Amortization	6,053	6,093
Deferred income taxes	—	(23,500)
Change in other assets	(80,766)	(55,996)
Change in other liabilities	11,871	13,689

Net cash used by operating activities	(76,346)	(38,057)

Cash flows used by investing activities, consisting of capital infusions in Bank	—	(9,896,268)

Cash flows from financing activities:
Proceeds (repayments) of note payable	—	—
Proceeds from issuance of junior subordinated debentures	—	—
Transaction costs associated with junior subordinated debentures	—	(5,645)
Issuance of common stock	—	9,880,444
Proceeds from exercise of stock options	—	—

Net cash provided by financing activities	—	9,874,799

Net change in cash	(76,346)	(59,526)

Cash at beginning of year	94,060	153,586

Cash at end of year	$17,714	94,060

(17) Subsequent Event

On March 29, 2005, the Company issued $5,000,000 of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures (trust preferred securities) that qualify as Tier I capital under Federal Reserve Board guidelines within certain limitations. The proceeds from the issuance of the common securities and the trust preferred securities were used by the Trust to purchase $5,150,000 of junior subordinated debentures of the Company, which carry a deferrable floating rate equal to the 3 month Libor rate + 195 basis points. The trust preferred securities are mandatorily redeemable upon maturity of the debentures on March 29, 2035 or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after March 29, 2010. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the unpaid principal amount, plus any accrued unpaid interest. The proceeds received by the Company from the sale of the junior subordinated debentures will be used to strengthen the capital position of the Bank and to accommodate current and future growth.