Form 10QSB
period 2005-03-31
P B FINANCIAL SERVICES CORP
filed 2005-05-13
CIK 1086173

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2005           Commission File Number ____________

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

Common Stock, $5.00 par value, 1,484,437 shares as of May 13, 2005.

Item 1. Financial Statements

THE PB FINANCIAL SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS
March 31, 2005 and December 31, 2004

	March 31, 2005	December 31,
	(Unaudited)	2004
ASSETS
Cash and due from banks	$13,204,753	$13,605,257
Interest bearing deposits with banks	1,107,689	851,546
Federal funds sold	30,478,000	5,755,000

Cash and cash equivalents	44,790,442	20,211,803

Investment securities available for sale, at market value	26,447,556	24,271,001
Investment securities held to maturity, at book value	2,638,791	2,774,383
Other investments	1,877,980	2,022,750
Loans, net	314,117,705	291,536,663
Property and equipment, net	4,362,317	4,418,128
Bank owned life insurance	4,187,575	4,153,731
Other assets	4,137,113	4,032,360

	$402,559,479	$353,420,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Noninterest-bearing demand	$47,889,605	$52,377,541
Interest-bearing demand and money market	41,129,915	33,598,579
Savings	103,092,629	63,999,141
Time deposits of $100,000 or more	81,496,781	77,835,516
Other time deposits	83,695,055	76,093,746

Total deposits	357,303,985	303,904,523

Borrowings	8,100,000	18,100,000
Junior subordinated debentures	9,275,000	4,120,000
Other liabilities	2,340,374	2,432,090

Total liabilities	377,019,359	328,556,613

Stockholders’ equity:
Common stock, $5.00 par value, 10,000,000 shares authorized 1,484,437 shares issued and outstanding	7,422,185	7,422,185
Additional paid in capital	12,464,914	12,464,914
Retained earnings	5,992,229	5,038,543
Accumulated other comprehensive income	(339,208)	(61,436)

Total stockholders’ equity	25,540,120	24,864,206

	$402,559,479	$353,420,819

See accompanying notes to consolidated financial statements.

THE PB FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004
INTEREST INCOME
Interest and fees on loans	$5,080,745	$3,354,216
Interest on investment securities	304,796	228,541
Interest on federal funds sold	113,452	6,079

Total interest income	5,498,993	3,588,836

INTEREST EXPENSE
Interest-bearing demand and money market	61,135	50,645
Savings	680,170	114,561
Time deposits of $100,000 or more	621,376	354,113
Other time deposits	590,321	425,481
Trust preferred securities	64,438	51,550
Other borrowings	139,455	52,867

Total interest expense	2,156,895	1,049,216

Net interest income	3,342,098	2,539,620

PROVISION FOR LOAN LOSSES	81,757	288,000

Net interest income after provision for loan losses	3,260,341	2,251,620

OTHER OPERATING INCOME
Service charges on deposit accounts	79,428	87,296
Gain on sale of investments	—	38,440
Mortgage referral commissions	281,158	196,735
Other income	138,732	83,718

Total other income	499,318	406,189

OTHER OPERATING EXPENSE
Salaries and benefits	1,330,874	1,267,152
Occupancy	239,623	216,238
Other expense	630,379	657,383

Total other operating expense	2,200,876	2,140,773

EARNINGS BEFORE INCOME TAXES	1,558,783	517,036

INCOME TAXES	605,097	187,282

NET EARNINGS	$953,686	$329,754

BASIC EARNINGS PER COMMON SHARE	$0.64	$0.22

DILUTED EARNINGS PER COMMON SHARE	$0.60	$0.21

See accompanying notes to consolidated financial statements

THE PB FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004
Net earnings	$953,686	$329,754

Other comprehensive income (loss):
Unrealized gains (losses) arising during the period, net of taxes of $143,095 and $74,896, respectively	277,772	145,386

Reclassification adjustment for gains on sales of investment securities available for sale included in net earnings, net of taxes of $13,070 in 2004	—	(25,370)

Other comprehensive income (loss)	277,772	120,016

Comprehensive income	$1,231,458	$449,770

See accompanying notes to consolidated financial statements

THE PB FINANCIAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW
Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from operating activities
Net earnings	$953,686	$329,754
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of premises and equipment	116,694	103,853
Amortization of investment securities available for sale	23,322	52,971
Provision for loan losses	81,757	288,000
Gain on sale of investment securities available for sale	—	(38,440)
Change in net deferred loan fees	(10,479)	12,369
Change in other assets	(1,557)	377,965
Change in other liabilities	(91,716)	(1,168,316)

Net cash provided by operating activities	1,071,707	(41,844)

Cash flows from investing activities
Purchases of investment securities available for sale	(2,993,610)	(3,190,589)
Principal repayments of investment securities available for sale	378,740	1,499,163
Principal repayments of investment securities held to maturity	135,772	—
Proceeds from sale of other investments	450,000	2,161,774
Purchases of other investments	(305,230)	(931,900)
Loans originated, net of principal repayments	(23,177,320)	(36,105,817)
Purchases of premises and equipment	(60,883)	(349,218)
Cash received from sale of other real estate owned	525,000	—

Net cash used by investing activities	(25,047,531)	(36,916,587)

Cash flows from financing activities
Net change in borrowings	(10,000,000)	13,000,000
Net change in repurchase agreements	—	(477,107)
Net increase in demand, money market and savings deposits	53,399,463	20,600,329
Issuance of junior subordianted debentures	5,155,000	—

Net cash provided by financing activities	48,554,463	33,123,222

Net change in cash and cash equivalents	24,578,639	(3,835,209)
Cash and cash equivalents at beginning of period	20,211,803	19,743,113

Cash and cash equivalents at end of period	$44,790,442	$15,907,904

Supplemental disclosures of cashflow information:

Cash paid during the year for:
Interest	$2,028,222	$981,824
Income taxes	$454,000	$166,550

Noncash investing and financing activities:
Change in accumulated other comprehensive income, net of tax	$277,772	$120,016

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

The accompanying unaudited consolidated financial statements for The PB Financial Services Corporation have been prepared in accordance with accounting principles generally accepted in the United State of America (“GAAP”) for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes included in the Bank’s annual report included on Form 10-KSB for the year ended December 31, 2004.

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

		Three Months	Three Months
		Ended	Ended
		March 31, 2005	March 31, 2004
Net earnings	As reported	$953,686	$329,754
	Effect of stock option grant, net of tax	(21,114)	(15,790)

	Proforma	$932,572	$313,964

Basic earnings per share	As reported	$0.64	$0.22
	Proforma	$0.63	$0.21

Diluted earnings per share	As reported	$0.60	$0.21
	Proforma	$0.59	$0.20

The weighted average grant-date fair value of options granted in the first quarter of 2005 and 2004 was $6.43 and $5.83 respectively. The fair value of each option is estimated on the date of grant using the Minimum Value options-pricing model with the following weighted average assumptions used for grants in the first quarter of 2005 and 2004: dividend yield of 0%, risk-free interest rate of 4.5% for 2005 and 4.0% for 2004 and an expected life of ten years. The options have a weighted average remaining contractual life of approximately six years.

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

The following is an analysis of the allowance for loan losses for the three months ended March 31, 2005 and 2004:

	2005	2004
Balance, beginning of period	$2,971,856	$2,123,509
Provision for loan losses	81,757	288,000
Less:
Charge-offs	(34,253)	(1,431)
Recoveries	22,019	18,845

Net charge-offs	(12,234)	17,414

Balance, end of period	$3,041,379	$2,428,924

Note 3 – Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three months ended March 31, 2005 is as follows:

For the three months ended March 31, 2005

	Net Earnings	Common Shares	Amount Per Share
Basic earnings per share	$953,686	1,484,437	$0.64

Effect of dilutive securities:
Stock options	—	109,890

Diluted earnings per share	$953,686	1,594,327	$0.60

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

Note 4 – Stock-based Compensation

The Company has an employee stock option plan and a director stock option plan. The plans were adopted for the benefit of directors and key officers and employees in order that they may purchase Company stock at a price equal to the fair market value on the date of grant. A total of 200,000 shares were reserved for possible issuance under the employee stock option plan. A total of 158,198 shares were reserved for possible issuance under the director stock option plan. The options vest over periods of time as specified in the option agreements and expire after ten years. During the three months ended March 31, 2005, 2,500 options were granted with a weighted average exercise price of $18.25 and no options were cancelled or exercised.

At March 31, 2005, a total of 312,848 options were outstanding and 231,438 option shares were exercisable at a weighted average option price per share of $11.95.

Note 5 – Junior Subordinated Debentures

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

This discussion contains certain forward-looking statements including statements relating to present or future trends or factors generally affecting the banking industry and specifically affecting The PB Financial Corporation’s operations, markets and products. Without limiting the foregoing, the words “anticipates”, “believes”, “intends”, “expects” or similar expressions are intended to identify forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Actual results could differ materially from those projected for many reasons including, without limitation, changing events and trends that have influenced the Company’s assumptions. These trends and events include (1) changes in the interest rate environment which may reduce margins, (2) non-achievement of expected growth, (3) less favorable than anticipated changes in national and local business environments and securities markets (4) adverse changes in the regulatory requirements affecting the Company, (5) greater competitive pressures among financial institutions in the Company’s market, and (6) greater than expected loan losses. Additional information and other factors that could affect future financial results are included in the Company’s annual report included on Form 10-KSB for the year ended December 31, 2004.

FINANCIAL CONDITION

At March 31, 2005, the Company’s total assets increased $49.1 million or 13.9% from December 31, 2004. Net loans, the primary category of assets, grew from $291.5 million to $314.1 million, an increase of $22.6 million. The majority of this increase was due to loan growth of approximately $10.8 million in loans from our Duluth branch and $13.6 million in growth at our construction department. Construction growth is largely related to several new large acquisition and development loans. The remaining growth in assets is due to the $24.7 million increase in federal funds sold from December 31, 2004. This excess liquidity was due to the large increase in deposits.

Deposits increased $53.4 million to $357.3 million during 2004. This growth is a result of $7.5 million increase in interest bearing demand and money market accounts, a $11.3 million increase in certificate of deposit accounts and an increase of $39.1 million in savings deposits.

The majority of these increases are due to an increase of $15.3 million in deposits at our Duluth office, $11.1 million increase at our Gwinnett branch, $15.8 million increase at our Dunwoody branch and $11.8 million increase at our North Fulton branch. The majority of this growth was in savings deposits which increased $39.1 million.
The increase in savings deposits was primarily attributable to the “The Peachtree Prime” account. This product is available for individuals and businesses with a rate of 60% of the Prime rate. Time deposit growth is attributed to The Peachtree Bank offering a competitive interest rate in order to fund loan demand. In addition, as rates have risen we have seen an increase of $11.3 million in certificates of deposits. The majority of this coming from a certificate of deposit campaign for 18 month maturity so that we could lock them in at an attractive rate today in anticipation of rates increasing later in the year. Last, we had two new demand deposit accounts that were in excess of $5 million dollars during the first quarter of 2005.

The ratio of loans to deposits was 87.9% at March 31, 2005 and 95.9% at December 31, 2004.

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

Loans and Allowance for Loan Losses

At March 31, 2005, net loans amounted to $314.1 million compared to $291.5 million at December 31, 2004, an increase of $22.6 million. Loans represented 88.8% of total average earning assets for the three months ended March 31, 2005.

     Major classifications of loans are as follows:

	March 31,	Percent of	December 31,	Percent of
	2005	Total	2004	Total
	(In Thousands)
Commercial	$42,009	13.22%	$38,793	13.15%
Real estate-construction	104,611	32.93%	88,607	30.03%
Real estate-commercial and residential	150,972	47.52%	146,422	49.62%
Installment loans to individuals	12,167	3.83%	12,891	4.37%
Real estate-home equity	7,966	2.50%	8,351	2.83%

Total loans	317,725	100.00%	295,064	100.00%
Less: Allowance for loan losses	3,041		2,972
Net deferred loan fees	566		555

Loans, net	$314,118		$291,537

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

An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by management and presented to the Board of Directors on a quarterly basis. The Bank uses a methodology whereby all loans are assigned a risk rating of one (superior quality) to three (loss). Loans are categorized as one of the three risk grades based on management’s assessment of the overall credit quality of the loan, including payment history, financial position of the borrower, underlying collateral and internal credit review. The reserve percentages are determined by management based on its evaluation of losses inherent in the various risk grades. A required reserve percentage is assigned for loans within that risk rating. In addition, the Bank has engaged an outside loan review consultant to perform, and report on an annual basis, an independent review of the quality of the loan portfolio relative to the accurateness of the Bank’s loan grading system. The allowance for loan losses is established through charges to expense in the form of a provision for loan losses. Loan losses and recoveries are charged and credited directly to the allowance. The allowance for loan losses was .96% of total loans outstanding at March 31, 2005 and 1.00% of total loans outstanding December 31, 2004.

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

At March 31, 2005, there were no non-accrual loans. As of December 31, 2004, there were two loans on non-accrual in the amount of $545,000. Total loans past due greater than 30 days, including non-accrual loans, at March 31, 2005, were approximately $8,000 or .002% of total loans compared to $2,888,000 or 0.98% of total loans as December 31, 2004.

Liquidity

The Peachtree Bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors’ accounts and to supply new borrowers with funds. To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match these to meet liquidity needs. It is the policy of the Bank to monitor its liquidity to meet regulatory requirements and the local funding requirements. The Bank calculates Liquidity Ratio by calculating the ratio of net cash, short term and marketable assets to deposits and short-term liabilities. As of March 31, 2005, the ratio was 20%, which is just outside the Banks policy that requires a Liquidity Ratio of 15%.

In addition, the Bank has arrangements with correspondent banks for short-term unsecured advances up to $12,000,000. A minimal amount was borrowed under these arrangements in 2005 and 2004.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

The Company reported net income for the three months ended March 31, 2005 of $953,686 compared to $329,754 for the same period one year ago.

Net interest income for the three months ended March 31, 2005 was $3,342,098 compared to $2,539,620 for the same period in 2004, with the increase attributed to a the large number of interest earning assets that were added since March 31, 2004, combined with increases in the yield of these assets. As of March 31, 2005, the yield on average earning assets was 6.21% compared to 5.60% at March 31, 2004. The Bank’s cost of funds for March 31, 2005 was 2.47% compared to 1.66% for the same period in 2004. The rates have increased due to the .75 basis point increase in the feds funds rate and Prime since December 31, 2004. Overall, the Company’s net interest margin was 3.90%

for March 31, 2005 compared to 4.10% for March 31, 2004. The decline in the net interest margin can be attributed to a higher level of interest bearing liabilities and thus higher interest expense than in the prior period.

The provision for loan losses for the three months ended March 31, 2005 was $81,757 compared to $288,000 for the same period in 2004. The provision for loan losses reflects management’s estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately .96% of total loans outstanding at March 31, 2005.

Non interest income for the three months ended March 31, 2005 was $499,318 compared to $406,189 for the same period one year ago. The increase in non interest income is largely attributable to the increase in mortgage referral fee commissions of $84,423, a result of some strategic staffing changes and additions that occurred in the Mortgage division of the bank.

Non-interest expense was $2,200,876 as of March 31, 2005, compared to $2,140,773 for the same period one year ago. The largest component of non-interest expense is salaries and benefits, which increased to $1,330,874 for the three-month period ended March 31, 2005 compared to $1,267,152 for the same period in the prior year. This increase was primarily due to the increase in mortgage referral income, hence higher commissions as well as the normal increase to employees salaries.

In addition, occupancy expense increased $23,385 from $216,238 for the three months ended March 21, 2004 to $239,623 for the three months ended March 31, 2005. This increase is primarily attributed to fixed asset additions that occurred for the offices that were opened in 2004.

Other expenses decreased $27,004 to $630,379 as of March 31, 2005 from $657,383 as of March 31, 2004. The largest factor for this decrease was that in 2004 the bank had to record additional deferred compensation expense due to changes in the deferred compensation arrangements and revisions to the process of computing this expense. The decrease was offset by an increase of $12,000 in audit and accounting fees in 2005, this increase is expected due to expenses associated with compliance of the Sarbanes-Oxley Act. Additional increases include: an increase of $8,000 in data processing fees due to the increase in number of accounts that were added since March 31, 2004; $8,000 in expense for other real estate owned expenses for property that was foreclosed on and sold in the first quarter of 2005; and increase in Directors fees due to increases in monthly fees and the number of committee meetings.

Income tax expense for March 31, 2005 was $605,097 compared to $187,282 for the same period one year ago. The Company uses a blended effective federal tax rate of 34% and a state tax rate of 4%.

Capital Resources

At March 31, 2005, the capital ratios of the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4% and total capital to risk-weighted assets of 8%. The following table presents the Bank’s and Company’s compliance with regulatory capital requirements at March 31, 2005.

	The Peachtree Bank	Consolidated
Leverage capital ratio:	9.16%	9.30%
Risk-based capital ratios:
Tier 1 capital	10.14%	10.29%
Total capital	11.04%	11.19%

ITEM 3. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2005, or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses.

Part II Other Information

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The issuance of $5,000,000 Trust Preferred Securities was disclosed on Form 8-K which was filed on April 4, 2005.

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

THE PB FINANCIAL SERVICES CORPORATION

May 13, 2005	/s/ MONTY G. WATSON

Monty G. Watson
President and Chief Executive Officer

May 13, 2005	/s/ KELLY J. JOHNSON

Kelly J. Johnson
Chief and Principal Financial Officer