Form 10QSB
period 2005-06-30
P B FINANCIAL SERVICES CORP
filed 2005-08-15
CIK 1086173

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2005	Commission File Number ____________
THE PB FINANCIAL SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

Georgia	58-2466560

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
Common Stock, $5.00 par value, 1,484,437 shares as of August 12, 2005.

Item 1. Financial Statements
THE PB FINANCIAL SERVICES CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2005 and December 31, 2004

	June 30, 2005	December 31,
	(Unaudited)	2004
ASSETS
Cash and due from banks	$6,953,887	$13,605,257
Interest-bearing deposits with banks	1,226,890	851,546
Federal funds sold	21,507,000	5,755,000

Cash and cash equivalents	29,687,777	20,211,803

Investment securities available for sale, at market value	33,333,073	24,271,001
Investment securities held to maturity, at amortized costs	2,668,778	2,774,383
Other investments	1,895,980	2,022,750
Loans, net	329,614,337	291,536,663
Property and equipment, net	4,270,047	4,418,128
Other assets	8,809,181	8,186,091

	$410,279,173	$353,420,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Noninterest-bearing demand	$51,086,247	$52,377,541
Interest-bearing demand and money market	39,017,102	33,598,579
Savings	121,745,948	63,999,141
Time deposits of $100,000 or more	79,007,169	77,835,516
Other time deposits	74,902,599	76,093,746

Total deposits	365,759,065	303,904,523

Borrowings	6,000,000	18,100,000
Junior subordinated debentures	9,275,000	4,120,000
Other liabilities	2,395,457	2,432,090

Total liabilities	383,429,522	328,556,613

Stockholders’ equity:
Common stock, $5.00 par value, 10,000,000 shares authorized 1,484,437 shares issued and outstanding	7,422,185	7,422,185
Additional paid in capital	12,464,914	12,464,914
Retained earnings	7,054,221	5,038,543
Accumulated other comprehensive (loss) income	(91,669)	(61,436)

Total stockholders’ equity	26,849,651	24,864,206

	$410,279,173	$353,420,819

See accompanying notes to consolidated financial statements.

THE PB FINANCIAL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
For the Six Months Ended June, 2005 and 2004
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2004
INTEREST INCOME
Interest and fees on loans	$10,949,375	7,074,820
Interest on investment securities	671,452	430,071
Interest on federal funds sold	261,398	14,941

Total interest income	11,882,225	7,519,832

INTEREST EXPENSE
Interest-bearing demand and money market	139,298	101,517
Savings	1,661,748	252,620
Time deposits of $100,000 or more	1,295,997	736,637
Other time deposits	1,218,401	868,320
Trust preferred securities	190,323	103,100
Other borrowings	189,061	120,865

Total interest expense	4,694,828	2,183,059

Net interest income	7,187,397	5,336,773

PROVISION FOR LOAN LOSSES	253,757	534,000

Net interest income after provision for loan losses	6,933,640	4,802,773

OTHER OPERATING INCOME
Service charges on deposit accounts	174,751	177,215
Gain on sale of investments	—	148,586
Mortgage referral commissions	605,414	502,210
Other income	234,288	191,531

Total other income	1,014,453	1,019,542

OTHER OPERATING EXPENSE
Salaries and benefits	2,784,353	2,627,585
Occupancy	477,544	447,283
Other expense	1,353,439	1,182,529

Total other operating expense	4,615,336	4,257,397

EARNINGS BEFORE INCOME TAXES	3,332,757	1,564,918

INCOME TAXES	1,317,079	571,075

NET EARNINGS	$2,015,678	$993,843

BASIC EARNINGS PER COMMON SHARE	$1.36	$0.67

DILUTED EARNINGS PER COMMON SHARE	$1.27	$0.63

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended June, 2005 and 2004
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30, 2005	June 30, 2004
INTEREST INCOME
Interest and fees on loans	$5,868,630	$3,720,604
Interest on investment securities	366,656	201,530
Interest on federal funds sold	147,946	8,862

Total interest income	6,383,232	3,930,996

INTEREST EXPENSE
Interest-bearing demand and money market	78,163	50,872
Savings	981,578	138,059
Time deposits of $100,000 or more	674,621	382,524
Other time deposits	628,080	442,839
Trust preferred securities	125,885	51,550
Other borrowings	49,606	68,000

Total interest expense	2,537,933	1,133,844

Net interest income	3,845,299	2,797,152

PROVISION FOR LOAN LOSSES	172,000	246,000

Net interest income after provision for loan losses	3,673,299	2,551,152

OTHER OPERATING INCOME
Service charges on deposit accounts	95,323	89,919
Gain on sale of investments	—	110,146
Mortgage referral commissions	324,256	305,475
Other income	95,556	107,813

Total other income	515,135	613,353

OTHER OPERATING EXPENSE
Salaries and benefits	1,453,479	1,360,433
Occupancy	237,921	231,045
Other expense	723,060	525,146

Total other operating expense	2,414,460	2,116,624

EARNINGS BEFORE INCOME TAXES	1,773,974	1,047,881

INCOME TAXES	711,982	383,793

NET EARNINGS	$1,061,992	$664,088

BASIC EARNINGS PER COMMON SHARE	$0.72	$0.45

DILUTED EARNINGS PER COMMON SHARE	$0.67	$0.42

See accompanying notes to consolidated financial statements

THE PB FINANCIAL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2004
Net earnings	$2,015,678	$993,843

Other comprehensive income (loss):
Unrealized gains (losses) arising during the period, net of taxes of $19,946 and $81,978, respectively	(30,223)	(159,133)

Reclassification adjustment for gains on sales of investment securities available for sale included in net earnings, net of taxes of $50,519 in 2004	—	(98,067)

Other comprehensive income (loss)	(30,223)	(257,200)

Comprehensive income	$1,985,455	$736,643

See accompanying notes to consolidated financial statements

THE PB FINANCIAL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from operating activities
Net earnings	$2,015,678	$993,843
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of premises and equipment	235,108	220,771
Amortization of investment securities available for sale	36,083	84,506
Provision for loan losses	253,757	534,000
Gain on sale of investment securities available for sale	—	(148,586)
Change in net deferred loan fees	957	73,308
Change in other assets	(610,541)	300,155
Change in other liabilities	(36,634)	(1,256,816)

Net cash provided by operating activities	1,894,408	801,181

Cash flows from investing activities
Purchases of investment securities available for sale	(10,222,940)	(6,185,901)
Principal repayments of investment securities available for sale	1,081,753	4,095,661
Principal repayments of investment securities held to maturity	105,856	—
Proceeds from sale of other investment	450,000	5,023,226
Purchases of other investments	(323,230)	(981,900)
Loans originated, net of principal repayments	(38,857,388)	(56,267,865)
Sale of other real estate owned	525,000	—
Purchases of premises and equipment	(87,027)	(504,667)

Net cash used by investing activities	(47,327,976)	(54,821,446)

Cash flows from financing activities
Decrease in borrowings	(12,100,000)	14,000,000
Net change in repurchase agreements	—	(477,120)
Net change in deposits	61,854,542	47,740,139
Issuance of Junior Subordianted Debt	5,155,000	—

Net cash provided by financing activities	54,909,542	61,263,019

Net change in cash and cash equivalents	9,475,974	7,242,754
Cash and cash equivalents at beginning of period	20,211,803	19,743,113

Cash and cash equivalents at end of period	$29,687,777	$26,985,867

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$4,808,617	$1,465,466
Income taxes	$454,000	$533,050

Noncash investing and financing activities:
Change in accumulated other comprehensive income, net of tax	$(30,233)	$(257,200)
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
Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes included in the Bank’s annual report included on Form 10-KSB for the year ended December 31, 2004.
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

		Six Months	Six Months
		Ended	Ended
		June 30, 2005	June 30, 2004
Net earnings	As reported	$2,015,678	$993,843
	Effect of stock option grant, net of tax	(299,093)	(30,625)

	Proforma	$1,716,585	$963,218

Basic earnings per share	As reported	$1.36	$.67
	Proforma	$1.16	$.65

Diluted earnings per share	As reported	$1.27	$.63
	Proforma	$1.08	$.61
The weighted average grant-date fair value of options granted in the first six months of 2005 and 2004 was 6.33 and 6.06, respectively. The fair value of each option is estimated on the date of grant using the Minimum Value options-pricing model with the following weighted average assumptions used for grants in the first six months of 2005 and 2004 were as follows: dividend yield of 0% for both periods, risk-free interest rate of 4.45% and 4.25%, respectively, and an expected life of ten years for all options. The options have a weighted average remaining contractual life at June 30, 2005 of approximately five years.
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
The following is an analysis of the allowance for loan losses for the six months ended June 30, 2005 and 2004:

	2005	2004
Balance, beginning of period	$2,971,856	$2,123,509
Provision for loan losses	253,757	534,000
Less:
Charge-offs	(41,893)	(133,181)
Recoveries	48,265	19,345

Net charge-offs	6,372	(113,836)

Balance, end of period	$3,231,985	$2,543,673

Note 3 – Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.
The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the six months ended June 30, 2005 is as follows:
For the six months ended June 30, 2005

	Net Earnings	Common Shares	Amount Per Share
Basic earnings per share	$2,015,678	1,484,437	$1.36

Effect of dilutive securities:
Stock options	—	103,264

Diluted earnings per share	$2,015,678	1,587,701	$1.27

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

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three months ended June 30, 2005 is as follows:

For the three months ended June 30, 2005

	Net Earnings	Common Shares	Amount Per Share
Basic earnings per share	$1,061,992	1,484,437	$0.72

Effect of dilutive securities:
Stock options	—	110,311

Diluted earnings per share	$1,061,992	1,594,748	$0.67

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

Note 4 – Stock-based Compensation
The Company has an employee stock option plan and a director stock option plan. The plans were adopted for the benefit of directors and key officers and employees in order that they may purchase Company stock at a price equal to the fair market value on the date of grant. A total of 200,000 shares were reserved for possible issuance under the employee stock option plan. A total of 158,198 shares were reserved for possible issuance under the director stock option plan. The options vest over periods of time as specified in the option agreements and expire after ten years. During the six months ended June 30, 2005, 47,250 options were granted with a weighted average exercise price of $18.25, no options were cancelled and no options were exercised.
At June 30, 2005, a total of 357,598 options were outstanding and 320,568 option shares were exercisable at a weighted average option price per share of $12.72.
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
FINANCIAL CONDITION
At June 30, 2005, the Company’s total assets increased $56.9 million or 16.1% from December 31, 2004. Net loans, the primary category of assets, grew from $291.5 million to $329.6 million, an increase of $38.1 million. The majority of this increase was due to loan growth of approximately $11.7 million in loans from our Duluth branch and $20.6 million increase in our construction loans. Construction growth is largely related to several new large acquisition and development loans. The remaining growth in assets is due to the $15.8 million increase in federal funds sold from December 31, 2004. This excess liquidity was due to the large increase in deposits.
Deposits increased $61.9 million to $365.8 million during 2005. This growth is a result of $5.4 million increase in interest bearing demand and money market accounts and an increase of $57.7 million in savings deposits from December 31, 2004.
The majority of these increases are due to a $16.0 million increase at our Gwinnett branch, $32.5 million increase at our Dunwoody branch and $12.5 million increase at our North Fulton branch. The majority of this growth was in savings deposits which increased $57.7 million.
The increase in savings deposits was primarily attributable to the “The Peachtree Prime” account. This product is available for individuals and businesses with a rate of Prime times .60%. Time deposit growth is attributed to The Peachtree Bank offering a competitive interest rate in order to fund loan demand.
The ratio of loans to deposits was 90.1% at June 30, 2005 and 95.9% at December 31, 2004.
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

Loans and Allowance for Loan Losses
At June 30, 2005, net loans amounted to $329.6 million compared to $291.5 million at December 31, 2004, an increase of $38.1 million. Average loans represented 84.7% of total average earning assets for the six months ended June 30, 2005.
Major classifications of loans are as follows:

	June 30,	Percent of	December 31,	Percent of
	2005	Total	2004	Total
	(In Thousands)
Commercial	$46,803	14.04%	$38,793	13.15%
Real estate-construction	112,389	33.71%	88,607	30.03%
Real estate-commercial and residential	154,768	46.42%	146,422	49.62%
Installment loans to individuals	11,914	3.57%	12,891	4.37%
Real estate-home equity	7,526	2.26%	8,351	2.83%

Total loans	333,400	100.00%	295,064	100.00%
Less: Allowance for loan losses	3,232		2,972
Net deferred loan fees	554		555

Loans, net	$329,614		$291,537

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
An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by management and presented to the Board of Directors on a quarterly basis. The Bank uses a methodology whereby all loans are assigned a risk rating of one (superior quality) to nine (loss). Loans are categorized as one of the nine risk grades based on management’s assessment of the overall credit quality of the loan, including payment history, financial position of the borrower, underlying collateral and internal credit review. The reserve percentages are determined by management based on its evaluation of losses inherent in the various risk grades. A required reserve percentage is assigned for loans within that risk rating. In addition, the Bank has engaged an outside loan review consultant to perform, and report on an annual basis, an independent review of the quality of the loan portfolio relative to the accurateness of the Bank’s loan grading system. The allowance for loan losses is established through charges to expense in the form of a provision for loan losses. Loan losses and recoveries are charged and credited directly to the allowance. The allowance for loan losses was .97% of total loans outstanding at June 30, 2005 and 1.00% of total loans outstanding December 31, 2004.
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
At June 30, 2005, the Bank had no non accrual notes. As of December 31, 2004, there were two loans on non-accrual in the amount of $545,000. Total loans past due greater than 30 days at June 30, 2005, were approximately $55,000 or .02 % of total loans compared to $2,888,000 or 0.98% of total loans as December 31, 2004.
Liquidity
The Peachtree Bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors’ accounts and to supply new borrowers with funds. To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match these to meet liquidity needs. It is the policy of the Bank to monitor its liquidity to meet regulatory requirements and the local funding requirements. The Bank calculates Liquidity Ratio by calculating the ratio of net cash, short term and marketable assets to deposits and short-term liabilities. As of June 30, 2005, the ratio was 17%, which is inside the Banks policy that requires a Liquidity Ratio of 15%.
In addition, the Bank has arrangements with correspondent banks for short-term unsecured advances up to $12,000,000. A minimal amount was borrowed under these arrangements in 2005 and 2004.
RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
The Company reported net income for the six months ended June 30, 2005 of $2,015,678 compared to $993,843 for the same period one year ago.
Net interest income for the six months ended June 30, 2005 was $7,187,397 compared to $5,336,773 for the same period in 2004, with the increase attributed to the large number of interest earning assets that were added since June 30, 2004, combined with increases in the yield of these assets. As of June 30, 2005, the yield on average earning assets was 6.40% compared to 5.56% for June 30, 2004. The Bank’s cost of funds for June 30, 2005 was 2.56 % compared to 1.63% for the same period in 2004. The rates have increased due to the .75 basis point increase in the feds funds rate and Prime since December 31, 2004. Overall, the Company’s net interest margin was 4.03% for June 30, 2005 compared to 4.08% for June 30, 2004. The decline in the net interest margin can be attributed to a higher level of interest bearing liabilities and thus higher interest expense than in the prior period.

The provision for loan losses for the six months ended June 30, 2005 was $253,757 compared to $534,000 for the same period in 2004. The provision for loan losses reflects management’s estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately .97% of total loans outstanding at June 30, 2005 and 1.00% at December 31, 2004.
Non-interest income for the six months ended June 30, 2005 was $1,014,453 compared to $1,019,542 for the same period one year ago. The largest component of non interest income is mortgage referral income which increased by $103,204 as a result of a reorganization of the mortgage department, including several new originators. This increase was offset by the gain on sale of investments of $148,586 that was recognized in the prior year, with no gain being recorded in the current year.
Non-interest expense was $4,615,336 as of June 30, 2005, compared to $4,257,397 for the same period one year ago. The largest component of non-interest expense is salaries and benefits, which increased to $2,784,353 for the six-month period ended June 30, 2005 compared to $2,627,585 for the same period in the prior year.
In addition, occupancy expense increased $30,261 from $447,283 for the six months ended June 30, 2004 to $477,544 for the six months ended June 30, 2005.
Other expenses increased $170,910 from $1,182,529 as of June 30, 2004 to $1,353,439 as of June 30, 2005. A factor of this increase was an increase of $24,000 in audit and accounting fees in 2005, this increase is expected due to expenses associated with compliance of the Sarbanes-Oxley Act. Additional increases include: an increase of $34,000 in data processing fees due to the increase in number of accounts that were added since June 30, 2004; $8,000 in expenses for other real estate owned for property that was foreclosed on and sold in the first quarter of 2005; and increase of $57,000 in Directors fees due to increases in monthly fees and the number of committee meetings.
Income tax expense for June 30, 2005 was $1,317,079 compared to $571,075 for the same period one year ago. The Company uses a blended effective federal tax rate of 34% and a state tax rate of 4%.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
The Company reported net income for the three months ended June 30, 2005 of $1,061,992 compared to $664,088 for the same period one year ago. Net interest income for the three months ended June 30, 2005 was $3,845,299 compared to $2,797,152 for the same period in 2004.
The provision for loan losses for the three months ended June 30, 2005 was $172,000 compared to $246,000 for 2004. The provision for loan losses reflects management’s estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately .97% of total loans outstanding at June 30, 2005.

Non-interest income for the three months ended June 30, 2005 was $515,135 compared to $613,353 for the same period one year ago. The largest component of this decrease was that in 2004 there was a $110,146 gain recognized from the sale of investments, while no sale of investments have occurred in 2005.
Non-interest expense was $2,414,460 as of June 30, 2005, compared to $2,116,624 for the same period one year ago. The largest component of non-interest expense is salaries and benefits, which increased to $1,453,479 for the three-month period ended June 30, 2005 compared to $1,360,433 for the same period in the prior year. Other expenses increased $197,914 from $525,146 at June 30, 2004 to $723,060 as of June 30, 2005.
Capital Resources
At June 30, 2005, the capital ratios of the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4% and total capital to risk-weighted assets of 8%. The following table presents the Bank’s and Company’s compliance with regulatory capital requirements at June 30, 2005.

	The Peachtree Bank	Consolidated
Leverage capital ratio:	8.78%	8.89%
Risk-based capital ratios:
Tier 1 capital	9.99%	10.12%
Total capital	10.90%	11.03%
ITEM 3. Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2005, or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses.

Part II Other Information
ITEM 1. LEGAL PROCEEDINGS
None
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company’s Annual Meeting of Shareholders held on May 18, 2005, the following Class III directors were reelected as directors of The PB Financial Services Corporation and were approved to serve an additional three year term ending in 2008.

	Votes For	Votes Withheld

Robert Cheeley	843,400	0
Daniel B. Cowart	843,400	0
Paul D. Donaldson	843,400	0
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
Exhibit 31
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2003
Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2003
(b) Report on Form 8-K
There were no reports on Form 8-K filed during the quarter ended June 30, 2005.
SIGNATURE
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PB FINANCIAL SERVICES CORPORATION

August 12, 2005	/s/ MONTY G. WATSON

Monty G. Watson
President and Chief Executive Officer

August 12, 2005	/s/ KELLY J. JOHNSON

Kelly J. Johnson
Chief and Principal Financial Officer