Form 10QSB
period 2005-09-30
P B FINANCIAL SERVICES CORP
filed 2005-11-14
CIK 1086173

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2005           Commission File Number
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date.
Common Stock, $5.00 par value, 1,721,248 shares as of November 11, 2005.

Item 1. Financial Statements
THE PB FINANCIAL SERVICES CORPORATION
CONSOLIDATED BALANCE SHEETS
September 30, 2005 and December 31, 2004

	September 30, 2005	December 31,
	(Unaudited)	2004
ASSETS	$5,396,947	$13,605,257
Cash and due from banks	$5,396,947	$13,605,257
Interest-bearing deposits with banks	1,704,887	851,546
Federal funds sold	19,016,000	5,755,000

Cash and cash equivalents	26,117,834	20,211,803

Investment securities available for sale, at market value	33,806,787	24,271,001
Investment securities held to maturity, at amortized costs	2,657,656	2,774,383
Other investments	1,576,480	2,022,750
Loans, net	360,836,076	291,536,663
Property and equipment, net	4,160,795	4,418,128
Other assets	9,293,028	8,186,091

	$438,448,656	$353,420,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Noninterest-bearing demand	$53,393,640	$52,377,541
Interest-bearing demand and money market	38,031,451	33,598,579
Savings	140,910,827	63,999,141
Time deposits of $100,000 or more	86,657,783	77,835,516
Other time deposits	78,094,116	76,093,746

Total deposits	397,087,817	303,904,523

Borrowings	1,000,000	18,100,000
Junior subordinated debentures	9,275,000	4,120,000
Other liabilities	2,977,897	2,432,090

Total liabilities	410,340,714	328,556,613

Stockholders’ equity:
Common stock, $5.00 par value, 10,000,000 shares authorized 1,484,437 shares issued and outstanding	7,422,185	7,422,185
Additional paid in capital	12,464,914	12,464,914
Retained earnings	8,423,658	5,038,543
Accumulated other comprehensive (loss) income	(202,815)	(61,436)

Total stockholders’ equity	28,107,942	24,864,206

	$438,448,656	$353,420,819

See accompanying notes to consolidated financial statements.

THE PB FINANCIAL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2004
INTEREST INCOME
Interest and fees on loans	$17,585,306	$11,245,320
Interest on investment securities	1,071,833	662,138
Interest on federal funds sold	373,936	61,429

Total interest income	19,031,075	11,968,887

INTEREST EXPENSE
Interest-bearing demand and money market	214,904	152,656
Savings	2,903,405	467,357
Time deposits of $100,000 or more	2,054,406	1,202,886
Other time deposits	1,904,822	1,369,762
Repurchase agreements	—	558
Junior subordinated debentures	333,105	154,650
Other borrowings	214,089	192,098

Total interest expense	7,624,731	3,539,967

Net interest income	11,406,344	8,428,920

PROVISION FOR LOAN LOSSES	528,757	744,000

Net interest income after provision for loan losses	10,877,587	7,684,920

OTHER OPERATING INCOME
Service charges on deposit accounts	266,764	264,812
Gain on sale of investments	—	148,586
Mortgage referral commissions	1,006,116	681,146
Other income	336,378	268,578

Total other income	1,609,258	1,363,122

OTHER OPERATING EXPENSE
Salaries and benefits	4,279,803	3,847,925
Occupancy	717,104	688,771
Other expense	2,092,593	1,816,350

Total other operating expense	7,089,500	6,353,046

EARNINGS BEFORE INCOME TAXES	5,397,345	2,694,996

INCOME TAXES	2,012,230	995,296

NET EARNINGS	$3,385,115	$1,699,700

BASIC EARNINGS PER COMMON SHARE	$2.28	$1.15

DILUTED EARNINGS PER COMMON SHARE	$2.00	$1.07

See accompanying notes to consolidated financial statements

THE PB FINANCIAL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30, 2005	September 30, 2004
INTEREST INCOME
Interest and fees on loans	$6,635,931	$4,170,500
Interest on investment securities	400,382	232,067
Interest on federal funds sold	112,538	46,488

Total interest income	7,148,851	4,449,055

INTEREST EXPENSE
Interest-bearing demand and money market	75,606	51,139
Savings	1,241,657	214,737
Time deposits of $100,000 or more	758,409	466,249
Other time deposits	686,421	501,442
Junior subordinated debentures	142,782	51,550
Other borrowings	25,027	71,791

Total interest expense	2,929,902	1,356,908

Net interest income	4,218,949	3,092,147

PROVISION FOR LOAN LOSSES	275,000	210,000

Net interest income after provision for loan losses	3,943,949	2,882,147

OTHER OPERATING INCOME
Service charges on deposit accounts	92,013	87,597
Mortgage referral commissions	400,702	178,936
Other income	102,090	77,047

Total other income	594,805	343,580

OTHER OPERATING EXPENSE
Salaries and benefits	1,495,450	1,220,340
Occupancy	239,561	241,488
Other expense	739,155	633,821

Total other operating expense	2,474,166	2,095,649

EARNINGS BEFORE INCOME TAXES	2,064,588	1,130,078

INCOME TAXES	695,151	424,221

NET EARNINGS	$1,369,437	$705,857

BASIC EARNINGS PER COMMON SHARE	$0.92	$0.48

DILUTED EARNINGS PER COMMON SHARE	$0.80	$0.45

See accompanying notes to consolidated financial statements

THE PB FINANCIAL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2004
Net earnings	$3,385,115	$1,699,700

Other comprehensive income (loss):
Unrealized gains (losses) arising during the period, net of taxes of $72,850 and $(1,770), respectively	(141,379)	3,435

Reclassification adjustment for gains on sales of investment securities available for sale included in net earnings, net of taxes of $50,519 in 2004	—	(98,067)

Other comprehensive income (loss)	(141,379)	(94,632)

Comprehensive income	$3,243,736	$1,605,068

See accompanying notes to consolidated financial statements

THE PB FINANCIAL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from operating activities
Net earnings	$3,385,115	$1,699,700
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of premises and equipment	353,699	337,222
Amortization	51,833	31,909
Provision for loan losses	528,757	744,000
Gain on sale of investment securities available for sale	—	(148,586)
Change in net deferred loan fees	(107,713)	(41,449)
Change in other assets	(1,093,512)	(1,353,800)
Change in other liabilities	545,807	575,562

Net cash provided by operating activities	3,663,986	1,844,558

Cash flows from investing activities
Purchases of cash value life insurance	—	(1,462,000)
Purchases of investment securities available for sale	(11,570,846)	(9,401,922)
Principal repayments of investment securities available for sale	1,773,270	(2,781,318)
Principal repayments of investment securities held to maturity	117,013	4,923,828
Proceeds from sale of other investment	769,500	5,023,226
Purchases of other investments	(323,230)	(981,900)
Loans originated, net of principal repayments	(70,190,590)	(75,058,691)
Sale of other real estate owned	525,000	—
Purchases of premises and equipment	(96,366)	(527,150)

Net cash used by investing activities	(78,996,249)	(80,265,927)

Cash flows from financing activities
Decrease in borrowings	(17,100,000)	14,000,000
Net change in repurchase agreements	—	(477,120)
Net change in deposits	93,183,294	74,668,556
Issuance of Junior Subordinated Debentures	5,155,000	—

Net cash provided by financing activities	81,238,294	88,191,436

Net change in cash and cash equivalents	5,906,031	9,770,067
Cash and cash equivalents at beginning of period	20,211,803	19,743,113

Cash and cash equivalents at end of period	$26,117,834	$29,513,180

Supplemental disclosures of cashflow information:

Cash paid during the year for:
Interest	$7,405,899	$2,822,348
Income taxes	$2,371,150	$1,006,050

Noncash investing and financing activities:
Change in accumulated other comprehensive income, net of tax	$(141,379)	$(94,632)
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
Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes included in the Bank’s annual report included on Form 10-KSB for the year ended December 31, 2004.
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

		Nine months	Nine months
		Ended	Ended
		September 30,	September 30,
		2005	2004
Net earnings	As reported	$3,385,115	$1,699,700
	Effect of stock option grant, net of tax	(357,635)	(45,938)

	Proforma	$3,027,480	$1,653,762

Basic earnings per share	As reported	$2.28	$1.15
	Proforma	$2.04	$1.11

Diluted earnings per share	As reported	$2.13	$1.07
	Proforma	$1.79	$1.04
The weighted average grant-date fair value of options granted in the first nine months of 2005 and 2004 was $6.33 and $6.10, respectively. The fair value of each option is estimated on the date of grant using the Minimum Value options-pricing model with the following weighted average assumptions used for grants in the first nine months of 2005 and 2004: dividend yield of 0% for both periods, risk-free interest rate of 4.46% and 4.06% for grants in 2005 and 4.24% for 2004, and an expected life of ten years for all options. The options have a weighted average remaining contractual life at September 30, 2005 of approximately five years.
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
The following is an analysis of the allowance for loan losses for the nine months ended September 30, 2005 and 2004:

	2005	2004
Balance, beginning of period	$2,971,856	$2,123,509
Provision for loan losses	528,757	744,000
Less:
Charge-offs	(41,893)	(136,329)
Recoveries	49,765	20,333

Net recoveries (charge-offs)	7,872	(115,996)

Balance, end of period	$3,508,485	$2,751,513

Note 3 — Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.
The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the nine months ended September 30, 2005 is as follows:
For the nine months ended September 30, 2005

	Net Earnings	Common Shares	Amount Per Share
Basic earnings per share	$3,385,115	1,484,437	$2.28

Effect of dilutive securities:
Stock options	—	208,271

Diluted earnings per share	$3,385,115	1,692,708	$2.00

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

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three months ended September 30, 2005 is as follows:

For the three months ended September 30, 2005

	Net Earnings	Common Shares	Amount Per Share
Basic earnings per share	$1,369,437	1,484,437	$0.92

Effect of dilutive securities:
Stock options	—	217,894

Diluted earnings per share	$1,369,437	1,702,331	$0.80

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

Note 4 — Stock-based Compensation
The Company has an employee stock option plan and a director stock option plan. The plans were adopted for the benefit of directors and key officers and employees in order that they may purchase Company stock at a price equal to the fair market value on the date of grant. A total of 200,000 shares were reserved for possible issuance under the employee stock option plan. A total of 158,198 shares were reserved for possible issuance under the director stock option plan. The options vest over periods of time as specified in the option agreements and expire after ten years. During the nine months ended September 30, 2005, 47,850 options were granted with a weighted average exercise price of $18.25, no options were cancelled and no options were exercised.
At September 30, 2005, a total of 358,198 options were outstanding at a weighted average option price per share of $12.74 and 321,068 option shares were exercisable at a weighted average option price per share of $12.26.
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
FINANCIAL CONDITION
At September 30, 2005, the Company’s total assets increased $85.0 million or 24.1% from December 31, 2004. Net loans, the primary category of assets, grew from $291.5 million to $360.8 million, an increase of $69.3 million. The majority of this increase was due to loan growth of approximately $20.8 million in loans from our Duluth branch, $6.6 million at our North Fulton Branch and $40.7 million increase in our construction loans. Construction growth is largely related to several new large acquisition and development loans. The remaining growth in assets is due to the $13.3 million increase in federal funds sold from December 31, 2004. This excess liquidity was due to the large increase in deposits.
Deposits increased $93.2 million to $397.1 million during 2005. This growth is a result of $4.4 million increase in interest bearing demand and money market accounts and an increase of $76.9 million in savings deposits from December 31, 2004.
The majority of these increases are due to a $27.2 million increase at our Gwinnett branch, $39.7 million increase at our Dunwoody branch and $21.2 million increase at our North Fulton branch. The majority of this growth was in savings deposits which increased $76.9 million.
The increase in savings deposits was primarily attributable to the “The Peachtree Prime” account. This product is available for individuals and businesses with a rate of Prime times 60%. Time deposit growth is attributed to The Peachtree Bank offering a competitive interest rate in order to fund loan demand.
The ratio of loans to deposits was 90.9% at September 30, 2005 and 95.9% at December 31, 2004.
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

Loans and Allowance for Loan Losses
At September 30, 2005, net loans amounted to $360.8 million compared to $291.5 million at December 31, 2004, an increase of $69.3 million. Average loans represented 86.2% of total average earning assets for the nine months ended September 30, 2005.
Major classifications of loans are as follows:

	September 30,	Percent of	December 31,	Percent of
	2005	Total	2004	Total
	(In Thousands)
Commercial	$52,339	14.34%	$38,793	13.15%
Real estate-construction	123,233	33.76%	88,607	30.03%
Real estate-commercial and residential	170,433	46.69%	146,422	49.62%
Installment loans to individuals	12,821	3.51%	12,891	4.37%
Real estate-home equity	6,236	1.70%	8,351	2.83%

Total loans	365,062	100.00%	295,064	100.00%
Less: Allowance for loan losses	3,508		2,972
Net deferred loan fees	718		555

Loans, net	$360,836		$291,537

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
An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by management and presented to the Board of Directors on a quarterly basis. The Bank uses a methodology whereby all loans are assigned a risk rating of one (superior quality) to nine (loss). Loans are categorized as one of the nine risk grades based on management’s assessment of the overall credit quality of the loan, including payment history, financial position of the borrower, underlying collateral and internal credit review. The reserve percentages are determined by management based on its evaluation of losses inherent in the various risk grades. A required reserve percentage is assigned for loans within that risk rating. In addition, the Bank has engaged an outside loan review consultant to perform, and report on an annual basis, an independent review of the quality of the loan portfolio relative to the accurateness of the Bank’s loan grading system. The allowance for loan losses is established through charges to expense in the form of a provision for loan losses. Loan losses and recoveries are charged and credited directly to the allowance. The allowance for loan losses was .97% of total loans outstanding at September 30, 2005 and 1.00% of total loans outstanding December 31, 2004.
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
At September 30, 2005, the Bank had no non accrual notes. As of December 31, 2004, there were two loans on non-accrual in the amount of $545,000. Total loans past due greater than 30 days at September 30, 2005, were approximately $94,000 or .03% of total loans compared to $2,888,000 or 0.98% of total loans as December 31, 2004.
Liquidity
The Peachtree Bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors’ accounts and to supply new borrowers with funds. To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match these to meet liquidity needs. It is the policy of the Bank to monitor its liquidity to meet regulatory requirements and the local funding requirements. The Bank calculates Liquidity Ratio by calculating the ratio of net cash, short term and marketable assets to deposits and short-term liabilities. As of September 30, 2005, the ratio was 15%, which is inside the Bank’s policy that requires a Liquidity Ratio of 15%.
In addition, the Bank has arrangements with correspondent banks for short-term unsecured advances up to $12,000,000. A minimal amount was borrowed under these arrangements in 2005 and 2004.
RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
The Company reported net income for the nine months ended September 30, 2005 of $3,385,115 compared to $1,699,700 for the same period one year ago.
Net interest income for the nine months ended September 30, 2005 was $11,406,344 compared to $8,428,920 for the same period in 2004, with the increase attributed to the large number of interest earning assets that were added since September 30, 2004, combined with increases in the yield of these assets. As of September 30, 2005, the yield on average earning assets was 6.61% compared to 5.59% for September 30, 2004. The Bank’s cost of funds for September 30, 2005 was 2.68 % compared to 1.67% for the same period in 2004. The rates have increased due to the 1.50 basis point increase in the feds funds rate and Prime since December 31, 2004. Overall, the Company’s net interest margin was 4.13% for September 30, 2005 compared to 4.06% for September 30, 2004. The increase in the net interest margin can be attributed to a higher level of interest bearing liabilities and thus higher interest expense than in the prior period.

The provision for loan losses for the nine months ended September 30, 2005 was $528,757 compared to $744,000 for the same period in 2004. The provision for loan losses reflects management’s estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately .97% of total loans outstanding at September 30, 2005 and 1.00% at December 31, 2004.
Non-interest income for the nine months ended September 30, 2005 was $1,609,258 compared to $1,363,122 for the same period one year ago. The largest component of non interest income is mortgage referral income which increased by $324,970 as a result of a reorganization of the mortgage department, including several new originators. This increase was offset by the gain on sale of investments of $148,586 that was recognized in the prior year, with no gain being recorded in the current year.
Non-interest expense was $7,089,500 as of September 30, 2005, compared to $6,353,046 for the same period one year ago. The largest component of non-interest expense is salaries and benefits, which increased to $4,279,803 for the nine month period ended September 30, 2005 compared to $3,847,925 for the same period in the prior year.
In addition, occupancy expense increased $28,333 from $688,771 for the nine months ended September 30, 2004 to $717,104 for the nine months ended September 30, 2005.
Other expenses increased $276,243 from $1,816,350 as of September 30, 2004 to $2,092,593 as of September 30, 2005. A factor of this increase was an increase of $36,000 in audit and accounting fees in 2005, this increase is expected due to expenses associated with compliance of the Sarbanes-Oxley Act. Additional increases include: an increase of $62,000 in data processing fees due to the increase in number of accounts that were added since September 30, 2004; $8,000 in expenses for other real estate owned for property that was foreclosed on and sold in the first quarter of 2005; a $53,000 increase in cash value life insurance expense to properly record our liability; a $14,000 increase in net worth taxes; and an increase of $75,000 in Directors fees due to increases in monthly fees and the number of committee meetings.
Income tax expense for September 30, 2005 was $2,012,230 compared to $995,296 for the same period one year ago. The Company uses a blended effective federal tax rate of 34% and a state tax rate of 4%.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
The Company reported net income for the three months ended September 30, 2005 of $1,369,437 compared to $705,857 for the same period one year ago. Net interest income for the three months ended September 30, 2005 was $4,218,949 compared to $3,092,147 for the same period in 2004.
The provision for loan losses for the three months ended September 30, 2005 was $275,000 compared to $210,000 for 2004. The provision for loan losses reflects management’s estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately .97% of total loans outstanding at September 30, 2005.

Non-interest income for the three months ended September 30, 2005 was $594,805 compared to $343,580 for the same period one year ago. The largest component of this increase was related to a $221,766 increase in mortgage referral fees
Non-interest expense was $2,474,166 as of September 30, 2005, compared to $2,095,649 for the same period one year ago. The largest component of non-interest expense is salaries and benefits, which increased $275,110 for the three-month period ended September 30, 2005 compared to the same period in the prior year. Other expenses increased $105,334 from $633,821 at September 30, 2004 to $739,155 as of September 30, 2005.
Capital Resources
At September 30, 2005, the capital ratios of the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4% and total capital to risk-weighted assets of 8%. The following table presents the Bank’s and Company’s compliance with regulatory capital requirements at September 30, 2005.

	The Peachtree Bank	Consolidated
Leverage capital ratio:	8.75%	8.50%
Risk-based capital ratios:
Tier 1 capital	9.53%	9.68%
Total capital	10.45%	10.59%
ITEM 3. Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2005, or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses.

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
     Exhibit 31
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
Exhibit 32
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(b) Report on Form 8-K
There were no reports on Form 8-K filed during the quarter ended September 30, 2005.

SIGNATURE
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE PB FINANCIAL SERVICES CORPORATION

November 14, 2005	/s/ MONTY G. WATSON

Monty G. Watson President and Chief Executive Officer

November 14, 2005	/s/ KELLY J. JOHNSON

Kelly J. Johnson Chief and Principal Financial Officer