Form 10KSB
period 2005-12-31
P B FINANCIAL SERVICES CORP
filed 2006-03-31
CIK 1086173

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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
Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, Par Value $5 Per Share
Check whether the issuer is not required to file reports pursuant to Section 13 of 15(d) of the Exchange Act. ☐
Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.
     Yes ☑           No ☐
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act.
     Yes ☐           No ☑
State issuer’s revenues for its most recent fiscal year. $29,227,003
Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: There is no public trading market for the Company’s common stock. The aggregate market value of the Company’s common stock held by non-affiliates is approximately $30,388,280, based on the last sale of the Company’s common stock known to management, which occurred on December 15, 2005 at $32.50 per share.
APPLICABLE ONLY TO CORPORATE REGISTRANTS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date. 1,766,517 as of March 31, 2006
Transitional Small Business Disclosure format (check one): Yes ☐ No ☑
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2005, are incorporated by reference into Part II. Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held May 16, 2006, are incorporated by reference into Part III.

A WARNING ABOUT FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-KSB contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “estimate”, “anticipate”, “believe”, “target”, “plan”, “project”, or “continue” or the negatives hereof or other variations thereon or similar terminology and are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company’s financial performance and could cause actual results for fiscal 2005 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
An investment in our common stock involves risks. If any of the following risks or other risks, which have not been identified or which we may believe are immaterial or unlikely, actually occur, our business, financial condition and results of operations could be harmed. In such a case, the trading price of our common stock could decline, and shareholders may lose all or part of their investment. The risk discussed below includes forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.
Our profitability is vulnerable to interest rate fluctuations.
Our profitability depends substantially upon our net interest income. Net interest income is the difference between the interest earned on assets, such as loans and investment securities, and the interest paid for liabilities, such as savings and time deposits and out-of-market certificates of deposit. Market interest rates for loans, investments and deposits are highly sensitive to many factors beyond our control. In addition, we cannot predict whether interest rates will continue to remain at present levels. Changes in interest rates may cause significant changes, up or down, in our net interest income. Depending on our portfolio of loans and investments, our results of operations may be adversely affected by changes in interest rates .
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
The Bank is a full-service commercial bank, specializing in the banking needs of individuals and small to medium sized businesses and professional affiliations. The Bank offers personal and business checking accounts, money market accounts, interest-bearing accounts, savings accounts, and various types of certificates of deposit. The Bank also offers installment loans, real estate loans, construction loans, second mortgage loans, commercial loans and home equity lines of credit. It also acts as an issuing agent for U.S. Savings Bonds, travelers checks, and cashier’s checks. It offers ATM cards, debit cards, official bank checks, telephone banking, bank by mail, direct deposit of payroll and social security checks and wire transfer facilities. The Bank has a drive-in teller facility, and automatic teller machine offering 24-hour transactions, safe deposit boxes and night depository facilities.
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
Loan Portfolio
General. The Bank engages in a broad range of lending activities, including real estate-related loans, construction loans for residential and commercial properties, consumer/installment loans and home equity lines of credit to individuals, and commercial loans with particular emphasis on small and medium sized businesses and professional concerns. The principal economic risk associated with each category of loans is the creditworthiness of the borrower. General economic conditions and the strength of the services and retail market segments affect borrower creditworthiness. Risks associated with real estate loans also include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and, in the case of commercial borrowers, the quality of the borrower’s management. In addition, a commercial borrower’s ability to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services, and to respond effectively to these changes, are significant factors in determining risks associated with the creditworthiness of a commercial borrower. Other economic factors affecting a commercial borrower’s ability to repay a loan include interest, inflation, employment rates, customers, suppliers and employees.
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
Investments
Company invests primarily in obligations of the United States, corporate bonds, state and county municipals, Federal Home Loan Bank stock, Federal Reserve Bank stock and Community Financial Services Inc stock. The Company also engages in Federal funds transactions with its principal correspondent banks and acts as a net seller of such funds. The sale of federal funds amounts to a short-term loan from the Bank to another bank.
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
Employees
At December 31, 2005, the Company employed 67 full time employees and 4 part-time employees through its subsidiary, the Bank. The Company considers its relationship with its employees to be excellent.
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
Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2005, we qualified for the well-capitalized category.
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
FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions’ that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted annual and is set at 1.32 cents per $100 of deposits for the first quarter of 2006.
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
Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate of more than 6% on any obligation for which the borrower is a person on active duty with the United States Military. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:
•	The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	The Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity thefts protections and certain other disclosures;

•	The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.
The deposit operations of the Bank are subject to:
•	The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.
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
The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2005, the Bank’s ratio of total capital to risk-weighted assets was 11.18% and the Bank’s ratio of Tier 1 Capital to risk-weighted assets was 10.27%.
In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2005, the Company’s leverage ratio was 9.21%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.
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
Federal Deposit Insurance Reform
On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (FDIRA). The FDIC must adopt rules implementing the various provisions of FDIRA by November 5, 2006.
Among other things, FDIRA changes the Federal deposit insurance system by:
•	raising the coverage level for retirement accounts to $250,000;

•	indexing deposit insurance coverage levels for inflation beginning in 2012;

•	prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;

•	merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the DIF); and

•	providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.
FDIRA also authorizes the FDIC to revise the current risk-based assessment system, subject to notice and comment and caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.
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
RISK FACTORS
An investment in our common stock involves risks. If any of the following risks or other risks, which have not been identified or which we may believe are immaterial or unlikely, actually occur, our business, financial condition and results of operations could be harmed. In such a case, the trading price of our common stock could decline, and shareholders may lose all or part of their investment. The risk discussed below includes forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.
Our profitability is vulnerable to interest rate fluctuations.
Our profitability depends substantially upon our net interest income. Net interest income is the difference between the interest earned on assets, such as loans and investment securities, and the interest paid for liabilities, such as savings and time deposits and out-of-market certificates of deposit. Market interest rates for loans, investments and deposits are highly sensitive to many factors beyond our control. Recently, interest rate spreads have generally narrowed due to changing market conditions, policies of various government and regulatory authorities and competitive pricing pressures, and we cannot predict whether these rate spreads will narrow even further. This narrowing of interest rate spreads could adversely affect our financial condition and results of operations. In addition, we cannot predict whether interest rates will continue to remain at present levels. Changes in interest rates may cause significant changes, up or down, in our net interest income. Depending on our portfolio of loans and investments, our results of operations may be adversely affected by changes in interest rates.
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
     (4) The Peachtree Bank of Forsyth
The limited service loan production office was closed in 2005, and the space is currently being sub-let. It is located at 2450 Atlanta Highway Suite 500, Cumming, GA 30040 in south Forysth County, Georgia. The space is approximately 2,300 square feet and the lease expense is $2,000 per month, increasing 5% per each year of the lease term. The lease expires on July 15, 2006, in the period from the closing of the office to the end of the lease, the Bank has sub-let the space for same amount as our lease expense.
Other than normal real estate commercial lending activities of the Bank, the Company generally does not invest in real estate, interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.
In the opinion of management, all properties are adequately covered by insurance.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
The Company’s common stock is not traded on an established trading market. As a result, sales prices known to the Company do not necessarily reflect the price that would be paid for the common stock in an active market. A Determination of the Fair Market Value of the Common Stock of PB Financial Service Corp. was conducted in the third quarter of 2005, valuing the price of The PB Financial Services Corporation common stock at $32.50 per share. The sales price of all stock sales since this date have been $32.50 per share.

	High	Low
Fiscal year ended December 31, 2005
First Quarter	18.25	18.25
Second Quarter	18.25	18.25
Third Quarter	32.50	18.25
Fourth Quarter	32.50	32.50
Fiscal year ended December 31, 2004
First Quarter	18.25	18.25
Second Quarter	18.25	18.25
Third Quarter	18.25	18.25
Fourth Quarter	18.25	18.25
As of March 31, 2006, the number of holders of record of the Company’s common stock was 578.
It is the policy of the Board of Directors of the Company to reinvest earnings for such period of time as is necessary to ensure the success of the operations of the Company. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors. The Company declared no dividends in 2005 and 2004.
The Company did not repurchase any of its shares of common stock during the forth quarter of 2005.
In the last quarter of 2005, the Company issued 282,050 shares of unregistered stock in connection with the exercise of warrants and employee stock options at prices ranging from $10.00 to $18.25 per share.
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
In addition, the Bank had one loan production office in Cumming, Georgia. This office was closed during the fourth quarter of 2005. All loans at this office were absorbed by our Main Office.
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
Significant Accounting Policies
The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. A description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2005 Annual Report to Shareholders. The following is a summary of the more judgmental and complex accounting policies of the Company.
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
Net interest income
The Company reported net interest income of approximately $16,130,000 for the year ended December 31, 2005, compared to $11,926,000 as of December 31, 2004. The increase in interest income was attributed to both the increase in volume of average earning assets and the increase in the yields for average earning assets.
Average interest-earning assets increased $99.4 million from 2004 and average total assets for 2005 grew $102.1 million. Both of these increases are due primarily to an increase of $77.0 million in average loans outstanding, an increase of $11.8 million in average investment securities, and a $9.9 million increase in average federal funds sold. As of December 31, 2005 the yield on average earning assets was 6.94% compared to 5.85% as of December 31, 2004. The increase in the yield on average-earning assets can be attributed to the increases in the prime rate during 2005, combined with the increases in volumes in interest bearing assets.
Average interest-bearing liabilities increased by $83.8 million in 2005, while average noninterest-bearing deposits grew by $12.0 million and average total liabilities grew by $13.3 million during the same period. The Bank’s cost of funds for December 31, 2005 was 3.34% compared to 2.09% for the same period in 2004. Again, the increase in the costs of interest bearing liabilities can be attributed to the increase in prime rate, as this rate increases the Bank reprices it liabilities.
Overall, the Company’s net interest margin was 4.13% for the year ended December 31, 2005 compared to 4.08% as of December 31, 2004.
The Company reported net interest income of approximately $11,926,000 for the year ended December 31, 2004, compared to approximately $7,467,000 as of December 31, 2003. The increase can be attributed to a greater volume of interest-earning assets that earn a higher interest rate than the rate paid on interest-bearing liabilities. The increase in interest income was attributed to both the increase in volume of average earning assets and the increase in the yields for average earning assets. Average interest-earning assets increased $94.0 million from 2003 and average assets for 2004 grew $97.3 million. Both of these increases are due primarily to an increase of $92.9 million in average loans outstanding. As of December 31, 2004 the yield on average earning assets was 5.85% compared to 5.73% as of December 31, 2003. The increase in the yield on average-earning assets can be attributed to the slight increases in the prime rate during the fourth quarter of 2004. Average interest-bearing liabilities increased by $72.6 million in 2004, while average noninterest-bearing deposits grew by $14.7 million during the same period. The Bank’s cost of funds for December 31, 2004 was 2.09% compared to 2.19% for the same period in 2003.
Average balance sheets and net interest analysis
The tables below show the year-end average balances for each category of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2005, 2004, and 2003 and the average rate of interest earned or paid thereon. The data is presented using daily average balances.

December 31, 2005
(Dollars in Thousands)

	Average		Yield/
	Balance	Interest	Rate
Average Assets
Interest-earning assets:
Taxable investment securities (1)	$33,166	$1,369	4.13%
Tax exempt investment securities (1) (2)	2,927	180	6.15%
Interest-bearing deposits with banks	1,439	43	2.99%
Federal funds sold	17,472	544	3.11%
Net loans (including loan fees) (3)	337,434	25,114	7.44%

Total interest-earning assets	392,438	27,250	6.94%

Allowance for loan losses	(3,247)
Cash and due from banks	9,566
Other assets	12,784

Total average assets	$411,541

Average Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$35,861	$292	0.81%
Savings	119,874	4,488	3.74%
Time, $100,000 or more	82,454	2,917	3.54%
Other time	77,943	2,635	3.38%
Fed funds purchased	12	1	8.33%
Junior subordinated debentures	6,856	224	3.27%
Other borrowings	8,018	489	6.10%

Total interest-bearing liabilities	331,018	11,046	3.34%

Noninterest-bearing deposits	50,039
Other liabilities	2,317

Total average liabilities	52,356

Stockholders’ equity	28,167

Total average liabilities and stockholders’ equity	$411,541

Excess of interest-bearing assets over interest-bearing liabilities	$61,420

Ratio of interest-earning assets to interest-bearing liabilities	118.55%

Net interest income		$16,204

Net interest spread			3.60%

Net yield on average interest-earning assets			4.13%

(1)	Average balance has been calculated based on amortized costs of investment securities.

(2)	Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis basis, using a income tax rate of 38%. The taxable-equivalent amounts included in the above table aggregated approximately $111,000 in 2005.

(3)	Interest earned on net loans includes $1,740,313 in loan fees.

December 31, 2004
(Dollars in Thousands)

	Average		Yield/
	Balance	Interest	Rate
Average Assets
Interest-earning assets:
Taxable investment securities (1)	$22,247	$890	4.00%
Tax exempt investment securities (1) (2)	2,004	94	4.69%
Interest-bearing deposits with banks	852	15	1.76%
Federal funds sold	7,536	105	1.39%
Net loans (including loan fees) (3)	260,434	16,041	6.16%

Total interest-earning assets	293,073	17,145	5.85%

Allowance for loan losses	(2,542)
Cash and due from banks	9,110
Other assets	9,830

Total average assets	$309,471

Average Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$46,995	$186	0.40%
Savings	38,828	834	2.15%
Time, $100,000 or more	63,479	1,754	2.76%
Other time	75,040	1,899	2.53%
Repurchase agreements	19	1	5.26%
Fed funds purchased	558	7	1.25%
Junior subordinated debentures	4,120	214	5.19%
Other borrowings	18,228	282	1.55%

Total interest-bearing liabilities	247,267	5,177	2.09%

Noninterest-bearing deposits	38,036
Other liabilities	997

Total average liabilities	39,033

Stockholders’ equity	23,171

Total average liabilities and stockholders’ equity	$309,471

Excess of interest-bearing assets over interest-bearing liabilities	$45,806

Ratio of interest-earning assets to interest-bearing liabilities	118.52%

Net interest income		$11,968

Net interest spread			3.76%

Net yield on average interest-earning assets			4.08%

(1)	Average balance has been calculated based on amortized costs of investment securities.

(2)	Interest income on tax-exempt securities is presented on a taxable-equivalent basis basis, using a income tax rate of 38%. The taxable-equivalent amounts included in the above table aggregated approximately $58,000 in 2004.

(3)	Interest earned on net loans includes $1,654,574 in loan fees.

December 31, 2003
(Dollars in Thousands)

	Average		Yield/
	Balance	Interest	Rate
Average Assets
Interest-earning assets:
Taxable investment securities (1)	$15,672	$584	3.73%
Tax exempt investment securities (1) (2)	5,310	297	5.59%
Interest-bearing deposits with banks	790	9	1.14%
Federal funds sold	9,775	100	1.02%
Net loans (including loan fees) (3)	167,544	10,417	6.22%

Total interest-earning assets	199,091	11,407	5.73%

Allowance for loan losses	(1,614)
Cash and due from banks	6,370
Other assets	8,303

Total average assets	$212,150

Average Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$42,165	$259	0.61%
Savings	15,514	261	1.68%
Time, $100,000 or more	47,768	1,359	2.85%
Other time	56,615	1,587	2.80%
Repurchase agreements	2,009	16	0.80%
Fed funds purchased	12	—	0.00%
Other borrowings	6,500	133	2.05%
Junior subordinated debentures	4,120	211	5.12%

Total interest-bearing liabilities	174,703	3,826	2.19%

Noninterest-bearing deposits	23,288
Other liabilities	1,022

Total average liabilities	24,310

Stockholders’ equity	13,137

Total average liabilities and stockholders’ equity	$212,150

Excess of interest-bearing assets over interest-bearing liabilities	$24,388

Ratio of interest-earning assets to interest-bearing liabilities	113.96%

Net interest income		$7,581

Net interest spread			3.54%

Net yield on average interest-earning assets			3.81%

(1)	Average balance has been calculated based on amortized costs of investment securities.

(2)	Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis basis, using a income tax rate of 38%. The taxable-equivalent amounts included in the above table aggregated approximately $101,000 in 2003.

(3)	Includes one non accrual loan with an approximate balance of $131,000 at December 31, 2003. Interest earned on net loans includes $1,079,673 in loan fees.

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
Year Ended December 31, 2005
Compared with Year Ended December 31, 2004

	Total Increase	Changes Due to
	(Decrease)	Rate	Volume
		(Dollars in Thousands)
Income from interest-earning assets:
Taxable investment securities	$479	$35	444
Tax exempt investment securities (1)	86	36	50
Deposits at other banks	28	14	14
Federal funds sold	439	215	224
Loans and fees on loans	9,073	3,836	5,237

Total interest income	10,105	4,136	5,969

Expense from interest-bearing liabilities:
Demand and money market	106	173	(67)
Savings	3,654	1,266	2,388
Time, $100,000 or more	1,163	565	598
Other time	736	650	86
Repurchase agreements	(1)	(1)	—
Other borrowings	(6)	20	(26)
Junior subordinated debentures	(58)	216	(274)
Federal funds purchased	275	55	220

Total interest expense	5,869	2,944	2,925

Net interest income	$4,236	$1,192	$3,044

(1)	Interest income on tax-exempt securities is presented on a taxable-equivalent basis.

Year Ended December 31, 2004
Compared with Year Ended December 31, 2003

	Total Increase	Changes Due to
	(Decrease)	Rate	Volume
		(Dollars in Thousands)
Income from interest-earning assets:
Taxable investment securities	$306	$52	$254
Tax exempt investment securities (1)	(203)	(33)	(170)
Deposits at other banks	6	6	—
Federal funds sold	5	32	(27)
Loans and fees on loans	5,624	(124)	5,748

Total interest income	5,738	(67)	5,805

Expense from interest-bearing liabilities:
Demand and money market	(73)	(97)	24
Savings	573	127	446
Time, $100,000 or more	395	(46)	441
Other time	312	(179)	491
Repurchase agreements	(15)	45	(60)
Other borrowings	71	(62)	133
Junior subordinated debentures	81	3	78
Federal funds purchased	7	4	3

Total interest expense	1,351	(205)	1,556

Net interest income	$4,387	$138	$4,249

Provision for loan losses
The provision for loan losses was $753,757 in 2005 compared to $963,432 in 2004. The provision for loan losses reflects management’s estimate of probable loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately .98% and 1.0% of total loans outstanding at December 31, 2005 and 2004, respectively. During 2005, there were net charges-offs of $9,855 compared to net charge-offs of $115,085 in 2004. See additional discussion regarding the provision for loan losses and the allowance loan losses under the section entitled “Allowance for Loan Losses.”
The provision for loan losses was $963,432 in 2004 compared to $971,686 in 2003. The provision for loan losses reflects management’s estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately 1.0% of total loans outstanding at December 31, 2004 and 2003.
Non-interest income
Below are the components of noninterest income at December 31, 2005, 2004 and 2003:

	December 31, 2005	December 31, 2004	December 31, 2003
Service charges on deposit accounts	$358,990	$342,801	$366,784
Gain on sale of securities	—	148,586	—
Mortgage referral commissions	1,258,434	865,981	986,072
Other	432,996	340,334	329,461

Total noninterest income	$2,050,420	$1,697,702	$1,682,317

Non-interest income for 2005 was $2,050,420 compared to $1,697,702 for the year ended December 31, 2004, an increase of $352,718. The largest increase was in mortgage referral commissions which increased $392,453. This was primarily due to the fact that the refinance market was strong in 2005 as many consumers who originally refinanced when rates first began to drop in 2001 financed with three and five year ARMS, and therefore they decided to refinance in 2005 for longer terms such as 15 and 30 years while rates were still low. Additional increase was due to the increase in service charge of $16,189 which is due to the increase in deposit accounts for 2005. In addition, other income increased $92,662. This increase was primarily due to $58,000 that the Bank received from a sale of an easement to the front of our main office lot for a water line improvement project by Fulton County. Additional increases included increases in cash value life insurance of $44,000 and increases in income from our official check processor, Travelers Express of approximately $29,000. These other income increases were offset by the decrease in trust income of $57,000, due to the divesture of trust assets in 2004.
Non-interest income for 2004 was $1,691,702 compared to $1,682,317 for December 31, 2003. The decrease in service charge on deposit accounts was primarily due to the approximately $24,000 decrease in NSF & Overdraft fees during 2004. Mortgage referral commissions decreased $120,091, primarily due to the fact that as rates began to rise the number of mortgage originations decreased. These declines were offset by gain on sales of securities of $148,586 and an increase of $10,873 in other income. This increase is partially attributable to the approximately $10,000 increase in cash value life insurance income and the approximately $15,000 increase in income from our official check processor, Travelers Express. These increases are offset by the decline in miscellaneous mortgage fees of approximately $28,000 again due to the decrease in number of mortgage originations during 2004.
Non-interest expense
Below are the components of noninterest expense at December 31, 2005, 2004 and 2003:

	December 31, 2005	December 31, 2004	December 31, 2003
Salaries and employee benefits	$5,716,286	$5,061,196	$3,985,688
Occupancy expense	955,200	900,668	722,875
Other operating expense (1)	2,919,455	2,452,486	2,165,230

Total noninterest expense	$9,590,941	$8,414,350	$6,873,793

(1)	Significant components (those greater than 1% of total income) of other operating expenses include:

	December 31, 2005	December 31, 2004	December 31, 2003
Data processing	347,685	262,634	224,133
Directors fees	519,050	335,250	264,600

The largest component of non-interest expense is salaries and benefits, which increased to $5,716,286 as of December 31, 2005 compared to $5,061,196 for the same period in the prior year. This is largely due to the increase in salaries of $305,000 due to additional employees as well as normal annual raises which were around 5% per employee. In addition, due to the increase in mortgage originations described above, commissions paid for these originations increased $355,000.
Net occupancy expense increased $54,532, due to increases such as $26,000 increase in annual rent expense and $14,000 increase in real property taxes.
Last, other operating expense increased $466,969 during 2005. This is partially attributable to such increases as $85,000 in data processing fees due to the increase in number of accounts that were added in 2005, and $12,000 for the Department of Banking and Finance assessment, Other operating expense increases include $101,000 in directors fees due to an increase in fees paid for committee meeting as well as an increase number of meetings in 2005, a $101,000 increase in cash value life insurance expense to properly record our liability, a $21,000 increase in net worth taxes. The bank also incurred an additional $48,000 in audit and accounting fees during 2005, higher audit fees due to compliance of the Sarbanes-Oxley Act, quarterly outside compliance reviews, and an audit of our Information Technology during 2005.
The increases in non-interest expenses have a direct effect on the efficiency ratio (non-interest expense divided by total income) which was 32.8% at December 31, 2005 compared to 44.8% at December 31, 2004. As a percentage of total average assets, non-interest expense was 2.33% and 2.72% at December 31, 2005 and 2004, respectively.
In 2004, non-interest expense increased $1,540,557 from 2003. The largest increase was due salaries and benefits, which increased to $5,061,196 as of December 31, 2004 compared to $3,985,688 for the same period in the prior year. This increase was primarily due the addition of the North Fulton and Cumming staff during late 2003 and therefore, realizing a full years’ salary on these approximately 12 full time employees. In addition, the North Fulton and Cumming offices became fully operational in 2004 thus recognizing a full years depreciation and occupancy expense at these locations. Thus explaining the approximately $178,000 increase in occupancy expense. Last other operating expense increased $287,256 during 2004. This is partially attributable to increases in branch offices, such as increases as $11,000 in ATM expenses, $39,000 in data processing fees, $22,000 in donations, $35,000 in auto allowances and $21,000 in advertising expenses. Other operating expense increases include $70,000 in directors fees due to an increase in fees paid for committee meeting as well as an increase number of meetings in 2004, $62,000 increase in cash value life insurance expense from a change in the accounting treatment of such plan, $28,000 in Federal Reserve charges due to a customer in our Dunwoody office who processes large volumes of transactions. The bank also incurred an additional $17,000 in audit and accounting fees during 2004.
Income tax expense
The Company’s effective tax rates were 37.2%, 37.9%, and 34.6% for the years ended December 31, 2005, 2004 and 2003, respectively.

FINANCIAL CONDITION

	Balance at	Balance at	Balance at
	December 31, 2005	December 31, 2004	December 31, 2003

Total assets	$456,121	$353,421	$256,358
Net loans	$374,807	$291,537	$203,961
Total deposits	$409,795	$303,905	$220,273
At December 31, 2005, the Company’s total assets were approximately $456,121,000 compared to approximately $353,421,000 at December 31, 2004. The increase in total assets from 2004 to 2005 was approximately 29.1%. Total assets as of December 31, 2005, principally consisted of $24,708,000 in cash and cash equivalents, $42,603,000 in investment securities, and $374,807,000 in net loans. Total assets as of December 31, 2004, principally consisted of $20,212,000 in cash and cash equivalents, $29,066,000 in investment securities, and $291,537,000 in net loans.
At December 31, 2004, the Company’s total assets were approximately $353,421,000 compared to approximately $256,358,000 at December 31, 2003. The increase in total assets from 2003 to 2004 was approximately 37.9%. Total assets as of December 31, 2004, principally consisted of $20,212,000 in cash and cash equivalents, $29,066,000 in investment securities, and $291,537,000 in net loans. Total assets as of December 31, 2003, principally consisted of $19,743,000 in cash and cash equivalents, $22,523,000 in investment securities, and $203,961,000 in net loans.
Investments
During 2005, investment securities increased $13.5 million due to excess liquidity from a significant increase in deposit accounts.
The investment portfolio consists of U.S. government agency and agency sponsored debt securities, corporate bonds, state and county municipals, federal funds sold, Federal Home Loan Bank stock, Federal Reserve Bank stock and Community Financial Service Inc. that provide the Bank with a source of liquidity and a long-term and relatively stable source of income. Additionally, the investment portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits.

Types of investments
The amortized cost and estimated market value of securities held to maturity are as follows:

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
December 31, 2005:
Mortgage-backed securities	2,493,326	—	24,905	$2,468,421

	$2,493,326	$—	$24,905	$2,468,421

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
December 31, 2004:
Mortgage-backed securities	2,774,383	6,862	—	$2,781,245

	$2,774,383	$6,862	$—	$2,781,245

Types of investments, continued
The amortized cost and estimated market value of securities available for sale are as follows:

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
December 31, 2005:
U.S. Government agencies	$19,384,608	$—	$394,555	$18,990,053
Muncipal securities	7,574,846	7,391	45,105	$7,537,132
Mortgage-backed securities	10,852,038	7,627	199,098	$10,660,567
Corporate bonds	1,000,000	—	—	$1,000,000

	$38,811,492	$15,018	$638,758	$38,187,752

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
December 31, 2004:
U.S. Government agencies	$12,402,144	$21,088	$34,106	$12,389,126
Muncipal securities	1,252,249	8,197	8,614	$1,251,832
Mortgage-backed securities	9,709,693	19,491	99,141	$9,630,043
Corporate bonds	1,000,000	—	—	$1,000,000

	$24,364,086	$48,776	$141,861	$24,271,001

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
December 31, 2003:
U.S. Government agencies	$9,524,748	$97,355	$56,956	$9,565,147
Muncipal securities	6,054,580	188,379	40,340	$6,202,619
Mortgage-backed securities	5,754,433	36,170	35,511	$5,755,092
Corporate bonds	1,000,000	—	—	$1,000,000

	$22,333,761	$321,904	$132,807	$22,522,858

Other investments include equity securities with no readily determinable fair value. These investments are carried at cost. The Company does not have investments to one issuer totaling more than 10% of equity.

Maturities of investments
The carrying amounts of investment securities in each category as of December 31, 2005 is shown in the following table according to maturity:

	U.S	WTD		WTD	Mortgage	WTD		WTD		WTD
	Govt	Avg	Municipal	Avg	Backed	Avg	Corporate	Avg		Avg
	Agencies	Yield	Securities (1)	Yield	Securities	Yield	Bonds	Yield	Total	Yield
				(Dollars in thousands)
Maturities
Within one year	$—	—	$—	—	$47	6.49%	$—	—	$47	6.49%
After 1 to 5 years	17,024	4.01%	1,986	5.85%	10,614	3.81%	—	—	29,624	4.06%
After 5 to 10 years	1,966	5.02%	1,988	5.66%	2,493	5.03%	—	—	6,447	5.22%
After 10 years	—	—	3,563	6.03%	—	—	1,000	9.00%	4,563	6.68%

Total	$18,990	4.11%	$7,537	4.39%	$13,154	4.03%	$1,000	9.00%	$40,681	4.26%

(1)	-Average yields are presented on a tax equivalent basis and are based on amortized costs
The above schedule excludes other investments which consists of Federal Home Loan Bank stock, Federal Reserve stock and Community Financial Services, Inc. stock which has no contractual maturity.
Loans
The Company’s total loans (net of the allowance for loan losses and deferred loan fees) increased to approximately $374,807,000 at December 31, 2005, from approximately $291,537,000 at December 31, 2004. The majority of this increase was due to loan growth of approximately $17.2 million at our Duluth office, $2.4 million at our Gwinnett office, $6.2 million at our Dunwoody branch, $45.6 million in our Duluth branch construction loans, and $12.7 million in new loans at our North Fulton office.
The Company’s total loans (net of the allowance for loan losses and deferred loan fees) increased to approximately $291,537,000 at December 31, 2004, from approximately $203,961,000 at December 31, 2003. The majority of this increase was due to loan growth of approximately $21.4 million in the Duluth office, $11.0 million at our Gwinnett office, $18.7 million in our Duluth branch construction loans, and $25.3 million in new loans at our North Fulton office which became a full service branch first quarter of 2004 and $11.6 million increase in loans at our Cumming loan production office.

Types of Loans
The composition of loans outstanding at the indicated dates is presented in the following table. Management is not aware of any additional concentrations.

	December 31,	December 31,	December 31,	December 31,	December 31,
	2005	2004	2003	2002	2001

Commerical	$72,440	$38,793	$31,659	$24,517	$15,775
Real estate — construction	124,683	88,607	59,214	44,309	24,707
Real estate — commercial and residential	166,342	146,422	100,712	59,851	48,814
Installment loans to individuals	5,506	8,351	9,314	8,038	5,686
Real estate — home equity	10,186	12,891	5,835	4,138	3,036

Total loans	379,157	295,064	206,734	140,853	98,018
Less: Allowance for loan losses	3,716	2,972	2,124	1,383	982
Net deferred loan fees	634	555	649	291	378

Loans, net	$374,807	$291,537	$203,961	$139,179	$96,658

Loans are reported at the gross amount outstanding, reduced by the net deferred loan fees and the allowance for loan losses. Interest income is recognized over the term of the loans based on the unpaid daily principal amount outstanding. Loan origination fees are deferred and recognized as income over the actual life of the loan using the interest method.
Maturities and Sensitivity of Loans to Changes in Interest Rates
The following table summarizes major classifications of loans by contractual maturity of individual loans as of December 31, 2005, including loans that may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Actual repayments of loans may differ from maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties.

		Due After
	Due in	1 Year but
	1 Year	Less Than	Due After
	or Less	5 Years	5 Years	Total
		(Dollars in thousands)
Loan category:
Commercial	$52,930	$18,757	$753	$72,440
Real estate-commercial and residential	119,718	45,322	1,302	166,342
Real estate-construction	124,234	421	28	124,683
Installment loans to individuals	6,868	3,222	96	10,186
Real estate-home equity	5,506	—	—	5,506

Total loans	$309,256	$67,722	$2,179	$379,157

For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates at December 31, 2005 (dollars in thousands):

		Due After
	Due in	1 Year but
	1 Year	Less Than	Due After
	or Less	5 Years	5 Years	Total

Interest category:
Predetermined interest rate	$40,464	$67,722	$2,179	$110,365
Floating interest rate	268,792	—	—	268,792

Total loans	$309,256	$67,722	$2,179	$379,157

Loans are generally placed on nonaccrual status when the payment of principal and/or interest is past due 90 days or more or when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful.
A summary of non-performing assets at December 31, 2005, 2004, 2003, 2002, and 2001 follows:
Non performing Assets ($ in thousands)

	2005	2004	2003	2002	2001
Non accrual loans	$—	$545	$131	$588	$—
Accruing loans 90 days or more past due	—	—	—	64	—
Loans past due more than 30 days	205	2,888	9	632	539
Interest on non accrual loans which would have been reported	—	15	1	30	—
Interest recognized on non accrual loans prior to reclassifications of loans to non accrual	—	17	9	27	—

Allowance for Loan Losses
The Company’s allowance for loan losses was approximately $3,716,000 at December 31, 2005, compared to $2,972,000 at December 31, 2004 and $2,124,000 at December 31, 2003, representing 0.98%, 1.0% and 1.0% of year end total loans outstanding for December 31, 2005, 2004 and 2003, respectively.
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

The following is an analysis of the allowance for loan losses for the years ended December 31, 2005, 2004, 2003, 2002 and 2001:
The following summarizes the activity in the allowance for loan losses for the following periods:

			December 31,
	2005	2004	2003	2002	2001

Average amount of loans outstanding	$338,016,978	$261,087,754	$167,544,217	$122,282,063	$81,963,058

Balance at beginning of period	$2,971,856	$2,123,509	$1,382,676	$981,639	$741,629

Charge-offs:
Commercial	19,318	86,334	102,968	—	—
Real estate-construction	—	—	—	—	—
Real estate-commercial and residential	—	—	—	—	—
Installment loans to individuals	41,893	52,317	184,855	10,682	—
Real estate-home equity	—	—	—	—	—

Total charge-offs	61,211	138,651	287,823	10,682	—

Recoveries:
Commercial	42,210	18,845	10,000	—	—
Real estate-construction	—	—	—	—	—
Real estate-commercial and residential	—	—	—	—	—
Installment loans to individuals	9,155	4,721	46,970	5,450	—
Real estate-home equity	—	—	—	—	—

Total recoveries	51,365	23,566	56,970	5,450	—

Net charge-offs	9,846	115,085	230,853	5,232	—

Provision charged to operations	753,757	963,432	971,686	406,269	240,010

Balance at end of year	$3,715,767	$2,971,856	$2,123,509	$1,382,676	$981,639

Ratio of net charge-offs during the period to average loans outstanding during the period	0.003%	0.044%	0.138%	0.004%	0.000%
Deposits
Deposits increased $105.9 million to $409.8 million during 2005. This growth is a result of an increase of $5.3 million decrease in interest-bearing demand and money market accounts, a $4.8 million increase in certificate of deposit accounts and an increase of $97.7 million in savings deposits.
The majority of this increase is due the $97.7 million increase in savings deposits. This is largely attributed to the attractiveness of “The Peachtree Prime” account. This product is available for individuals and businesses with a rate of 60% of the current prime rate. In the anticipated rising rate environment many customers feel that this fluctuating rate is an attractive option to place their savings dollars. Deposit growth at the various offices include: $34.7 million at Gwinnett, $47.8 at Dunwoody, and $23.4 million in North Fulton. The ratio of loans to deposits was 91.5% at December 31, 2005 and 95.9% at December 31, 2004.

Deposits increased $83.5 million to $303.9 million during 2004 as compared to 2003. This growth is a result of an increase of $24 million in noninterest-bearing demand, a $14.4 million decrease in interest-bearing demand and money market accounts, a $34.1 million increase in certificate of deposit accounts and an increase of $40.0 million in savings deposits.
Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits, for December 31, 2005, 2004 and 2003 are presented below:

	December 31, 2005		December 31, 2004		December 31, 2003
	Average	Average	Average	Average	Average	Average
	Amount	Rate Paid	Amount	Rate Paid	Amount	Rate Paid
			(Dollars in thousands)
Deposits:
Noninterest-bearing demand	$50,039	—	$38,036	—	$23,288	—
Interest-bearing demand	35,861	0.81%	46,995	0.40%	42,165	0.61%
Savings	119,874	3.74%	38,828	2.15%	15,514	1.68%
Time	160,397	3.46%	138,519	2.64%	104,383	2.82%

Total	$366,171		$262,378		$185,350

Maturities of Time Deposits of $100,000 or more
Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2005 are summarized as follows:

(Dollars in thousands)
Months to maturity:
3 or less	$20,631
3 to 6	51,231
6 to 12	5,039
Over 12	8,933

Total	$85,834

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

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company’s primary source of liquidity is its ability to maintain and increase deposits through the Bank, for example, deposits increased by $105.9 million in 2005.
The following are the key liquidity balances and ratios for the year ended December 31, 2005:

Cash and cash equivalents	$24,708,441
Investment securities available for sale	$38,187,752
CDs over $100,000 to total deposits ratio	20.9%
Loan to deposit ratio	91.5%
At December 31, 2005 cash and cash equivalents amounted to $24.7 million, representing 5.4% of total assets. Securities available for sale provide a secondary source of liquidity and amounted to $38.2 million at December 31, 2005.
At December 31, 2005, certificates of deposit over $100,000 represented 20.9% of total deposits. Certificates of deposit over $100,000 are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on certificates of deposit over $100,000 and periodically adjusts its rates in accordance with market demands. Significant withdrawals of the large certificates of deposit may have a material adverse effect on the Bank’s liquidity. As a majority of the certificates of deposit were obtained by Bank customers in its market area, management believes the volatility of the deposits is lower than if such deposits were obtained from depositors outside its market area, as outside depositors are more likely to be interest rate sensitive.
The Bank maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. The Bank currently has arrangements with correspondent banks for short-term unsecured advances up to $12,000,000.

Capital Adequacy
The following table presents the Company’s and Bank’s regulatory capital position at December 31, 2005:
     As of December 31, 2005:

	Actual Ratio	Required Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	11.81%	8.0%
Bank	11.18%	8.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	10.90%	4.0%
Bank	10.27%	4.0%
Tier 1 Capital (to Average Assets)
Consolidated	9.21%	4.0%
Bank	9.37%	4.0%
The above ratios indicate that the capital position of the Bank is sound and that the Bank is well positioned for future growth. For a more complete discussion of the actual and required ratios of the Bank as of December 31, 2005, see note 12 to the financial statements.
Selected Ratios
The rate of return information for the December 31, 2005, 2004 and 2003 are presented below.

	Year Ended December 31,
	2005	2004	2003

Return on assets	1.20%	0.85%	0.40%
Return on equity	17.48%	11.38%	6.43%
Dividend payout ratio	0.00%	0.00%	0.00%
Equity to assets ratio	6.84%	7.49%	6.25%
Junior Subordinated Debentures (related to Trust Preferred Securities)
In March 2005, the Company issued, through a wholly owned Delaware statutory trust, PB Capital Trust II (the “Trust II”), $5,000,000 of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures (trust preferred securities) that qualify as Tier I capital under Federal Reserve Board guidelines within certain limitations. All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the common securities and the trust preferred securities were used by the Trust to purchase $5,155,000 of junior subordinated debentures of the Company, which carry a deferrable floating rate equal to the 3 month Libor rate + 195 basis points. The Trust II preferred securities accrue and pay distributions quarterly, equal to the 3 month Libor rate + 195 basis points per annum of the state liquidation value. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of accrued and unpaid distributions required to be paid on the trust preferred securities, the redemption price with respect to any trust preferred securities called for redemption by the Trust, and payments due upon a voluntary or involuntary dissolution, winding up, or liquidation of the Trust. The trust preferred securities are mandatorily redeemable upon maturity of the debentures on March 29, 2035, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after March 29, 2010. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the unpaid principal amount, plus any accrued unpaid interest.
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
The proceeds received by the Company from the sale of the junior subordinated debentures for Trust I and Trust II were used to strengthen the capital position of the Bank and to accommodate current and future growth. The debentures and related accrued interest represent the sole assets of Trust I and Trust II.
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
The following table sets forth the distribution of the repricing of the Company’s interest earning assets and interest-bearing liabilities as of December 31, 2005, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the difference to total interest earning assets. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The Bank’s savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the “Three Months or Less” category, although historical experience has proven these deposits to be more stable over the course of a year. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Bank’s customers. In addition, various assets and liabilities indicted as repricing within the same period may in fact reprice at different times within such period and at different rates.

Interest Rate Gap Sensitivity
At December 31, 2005
(Dollars in Thousands)

	Three	Four to	One to	Over
	Months	Twelve	Five	Five
	or Less	Months	Years	Years	Total

Interest-earning assets:
Federal funds sold	$16,307	$—	$—	$—	$16,307
Investment securities (1)	—	47	29,624	11,010	$40,681
Loans	278,159	31,097	67,722	2,179	$379,157

Total interest-earning assets	$294,466	$31,144	$97,346	$13,189	$436,145

Interest-bearing liabilities
Deposits
Interest-bearing demand and savings	$200,632	$—	$—	$—	$200,632
Time, $100,000 or more	20,631	51,231	13,972	—	85,834
Other time	11,321	51,869	9,674	—	72,864
Repurchase agreements	—	—	—	—	—
Other borrowings	1,000	—	—	—	1,000
Junior subordinated debentures	—	—	—	9,275	9,275

Total interest-bearing liabilities	$233,584	$103,100	$23,646	$9,275	$369,605

Interest rate sensitivity gap per period	$60,882	$(71,956)	$73,700	$3,914	$66,540

Interest rate sensitivity gap ratio	126.06%	30.21%	411.68%	142.20%	118.00%

Cumulative interest rate sensitivity gap	$60,882	$(11,074)	$62,626	$66,540

Cumulative difference to total interest earning assets	13.96%	-2.54%	14.36%	15.26%

(1)	The above schedule excludes stock in Federal Home Loan Bank and stock in the Federal Reserve Bank, which has no contractual maturity.
Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react, in different degrees, or at different points in time, to changes in market interest rates. Changes in interest rates, prepayment rates, early withdrawal levels and the ability of borrowers to service their debt, among other factors, may vary significantly from the assumptions made in the table. The Company actively manages the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on the Company due to the rate variability and short-term maturities of its earning assets. In particular, approximately 68.8% of the loan portfolio is comprised of loans that are variable rate terms or short-term obligations.

Contractual Obligations and Off-Balance-Sheet Arrangements
The Company’s contractual obligations and other commitments as of December 31, 2005 are summarized in the table below. The Company’s contractual obligations include the repayment of principal and interest related to FHLB advances and junior subordinated debentures, as well as payments under current lease agreements.

		One to	Three to
	Within one	Three	Five	Five Years
	year	years	Years	or More	Total

Contractual Cash Obligations
FHLB advances	$1,000,000	—	—	—	$1,000,000
Junior subordinated debentures	—	—	—	9,275,000	9,275,000
Operating lease obligations	236,617	417,688	329,748	331,112	1,315,615

Total	$1,236,617	417,688	329,748	9,606,112	$11,590,165

Other commitments include commitments to extend credit. Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

Other Commitments
Commitments to extend credit	$116,884,000
Standby letters of credit	$2,476,000
ITEM 7. FINANCIAL STATEMENTS
The following financial statements, notes thereto and report of independent registered public accounting are included in the Company’s Annual Report to Shareholders are incorporated herein by reference.
     Report of Independent Registered Public Accounting Firm
     Financial Statements
          Consolidated Balance Sheets dated as of December 31, 2005 and 2004
          Consolidated Statements of Earnings for the years ended December 31, 2005 and 2004
          Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005 and 2004
          Consolidated Statements of Comprehensive Income for the years ended December 31, 2005 and 2004
          Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004
          Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 8A. CONTROLS AND PROCEDURES
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and as of the date of this report, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed the effectiveness and design of our disclosure controls and procedures under Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are adequate to ensure that material information relating to the Company, including its consolidated subsidiary, that is required to be included in its periodic filings with the Securities and Exchange Commission, is timely made known to them. During the quarter ended December 31, 2005, there were no significant changes in internal controls, or to management’s knowledge, in other factors that could significantly affect those internal controls, and there has been no corrective action with respect to significant deficiencies or material weaknesses.
ITEM 8B. OTHER INFORMATION
None
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
The responses to this Item are included in the Company’s proxy statement for the Annual Meeting of Shareholders to be held May 16, 2006, under the headings, “Proposal 1 – Election of Directors – (Nominees and Continuing Directors),” “Ownership of PB Financial Services Common Stock,” and “Compliance with Section 16(a) of the Exchange Act” and are incorporated herein by reference.
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
ITEM 10. EXECUTIVE COMPENSATION
The responses to this Item are included in the Company’s proxy statement for the Annual Meeting of Shareholders to be held May 16, 2006, under the heading. “Compensation of Directors and Executive Officers,” and are incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The responses to this Item are included in the Company’s proxy statement for the Annual Meeting of Shareholders to be held May 16, 2006, under the headings, “Ownership of PB Financial Services Common Stock” and are incorporated herein by reference.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The responses to this Item are included in the Company’s proxy statement for the Annual Meeting of Shareholders to be held May 16, 2006, under the headings, “Certain Transactions” and “Compensation of Directors and Executive Officers,” and are incorporated herein by reference.
ITEM 13. EXHIBITS
Exhibits

Exhibit Number	Exhibit
3.1	Articles of Incorporation (1)

3.2	Bylaws (2)

4.1	Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.1 *	Amended and Restate Employment Agreement between Monty G. Watson and The PB Financial Services Corporation dated as of February 21, 2006. (3)

10.2 *	Employment Agreement between Kelly J. Johnson and The PB Financial Services Corporation dated as of February 21, 2006. (4)

10.3 *	The PB Financial Services 1998 Outside Directors Option Plan. (5)

13.1	The PB Financial Services Corporation 2004 Annual Report to shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company’s 2004 Annual Report to Shareholders is not deemed to be filed as part of this Report.

21.1	Subsidiaries of The PB Financial Services Corporation. (5)

Exhibit Number	Exhibit
24.1	Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

31.1	Certification of Chief Executive Officer pursuant Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement

(1)	Incorporated herein by reference to Exhibit 2(a) in The PB Financial Services Corporation’s Registration Statement on Form 8-A, Commission File No. 000-26725, filed July 15, 1999.

(2)	Incorporated herein by reference to Exhibit 2(b) in The PB Financial Services Corporation’s Registration Statement on Form 8-A, Commission File No. 000-26725, filed July 15, 1999.

(3)	Incorporated by reference to exhibit number 99.1 in the Company’s Form 8-K dated March 28, 2006.

(4)	Incorporated by reference to exhibit number 99.2 in the Company’s Form 8-K dated March 28, 2006.

(5)	Incorporated by reference to exhibit of same number in the Company’s Annual Report on Form 10KSB for the year ended December 31, 1999.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is included in the Company’s proxy statement for the Annual Meeting of Shareholders to be held May 16, 2006, under the heading “Fees Paid to Independent Auditors” and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PB FINANCIAL SERVICES CORPORATION

By:	/s/ Monty G. Watson

Monty G. Watson
President and Chief Executive Officer

/s/Kelly J. Johnson

Kelly J. Johnson
Chief and Principal Financial Officer

Date:	March 31, 2006
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

/s/ Robert D. Cheeley	DATE: March 31, 2006

Robert D. Cheeley, Director

/s/ Daniel B. Cowart	DATE: March 31, 2006

Daniel B. Cowart, Director

/s/ Paul D. Donaldson	DATE: March 31, 2006

Paul D. Donaldson, Director

/s/ Dexter R. Floyd	DATE: March 31, 2006

Dexter R. Floyd, Director

/s/ J. Edwin Howard	DATE: March 31, 2006

J. Edwin Howard, Director

/s/ John J. Howard	DATE: March 31, 2006

John J. Howard, Director

/s/ J. Stephen Hurst	DATE: March 31, 2006

J. Stephen Hurst, Director

/s/ Kelly J. Johnson	DATE: March 31, 2006

Kelly J. Johnson, Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Charles Machemehl, III	DATE: March 31, 2006

Charles Machemehl, III, Director

/s/ J. Paul Maggard	DATE: March 31, 2006

J. Paul Maggard, Director

/s/ Monty G. Watson	DATE: March 31, 2006

Monty G. Watson, Director, President, and
Chief Executive Officer