Form 10KSB/A
period 2005-12-31
P B FINANCIAL SERVICES CORP
filed 2006-04-27
CIK 1086173

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB/A
AMENDMENT NO. 1
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
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☑
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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date. 1,766,517 as of April 12, 2006
Transitional Small Business Disclosure format (check one):       Yes ☐ No ☑
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2005, are incorporated by reference into Part II. Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held May 16, 2006, are incorporated by reference into Part III.

TABLE OF CONTENTS
Report of Independent Registered Accounting Firm

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A to the PB Financial Services Corp (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Original Filing”), which was filed with the Securities and Exchange Commission on March 31, 2006, is being filed to amend the Original Filing as follows:
•	To file Exhibit 13.1 The PB Financial Services Corporation 2005 Annual Report to shareholders, which was inadvertently omitted from the Original filing

THE PB FINANCIAL SERVICES CORPORATION
Consolidated Financial Statements
December 31, 2005 and 2004
(with Independent Registered Public Accounting Firm’s Report thereon)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
The PB Financial Services Corporation
Duluth, Georgia
We have audited the accompanying consolidated balance sheets of The PB Financial Services Corporation as of December 31, 2005 and 2004, and the related consolidated statements of earnings, changes in shareholders’ equity, comprehensive income and cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The PB Financial Services Corporation as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Atlanta, Georgia
March 23, 2006

TABLE OF CONTENTS

ITEM 13. EXHIBITS
SIGNATURES
EX-31.1 SECTION 302, CERTIFICATION OF THE CEO
EX-31.2 SECTION 302, CERTIFICATION OF THE CFO
EX-32.1 SECTION 906, CERTIFICATION OF THE CEO AND CFO
THE PB FINANCIAL SERVICES CORPORATION
Consolidated Balance Sheets
December 31, 2005 and 2004

	2005	2004
Assets
Cash and due from banks	$6,639,943	13,605,257
Interest-bearing deposits with banks	1,761,498	851,546
Federal funds sold	16,307,000	5,755,000

Cash and cash equivalents	24,708,441	20,211,803

Investment securities available for sale	38,187,752	24,271,001
Investment securities held to maturity, fair value of $2,468,421 and $2,781,245, respectively	2,493,326	2,774,383
Other investments	1,921,680	2,022,750
Loans, net	374,807,020	291,536,663
Premises and equipment, net	4,081,927	4,418,128
Bank owned life insurance	4,302,590	4,153,731
Accrued interest receivable and other assets	5,345,883	4,032,360

	$455,848,619	353,420,819

Deposits:
Noninterest-bearing demand	$50,465,269	52,377,541
Interest-bearing demand	38,907,444	33,598,579
Savings	161,725,045	63,999,141
Time, $100,000 or more	85,833,509	77,835,516
Other time	72,863,894	76,093,746

Total deposits	409,795,161	303,904,523

Note payable and other borrowings	1,000,000	18,100,000
Junior subordinated debentures	9,275,000	4,120,000
Accrued interest payable and other liabilities	824,480	2,432,090

Total liabilities	420,894,641	328,556,613

Commitments

Shareholders’ equity:
Common stock, $5 par value, 10,000,000 shares authorized, 1,766,517 and 1,484,437 shares issued and outstanding, respectively	8,832,585	7,422,185
Additional paid-in capital	16,570,373	12,464,914
Retained earnings	9,962,689	5,038,543
Accumulated other comprehensive income (loss)	(411,669)	(61,436)

Total shareholders’ equity	34,953,978	24,864,206

	$455,848,619	353,420,819

See accompanying notes to consolidated financial statements.

THE PB FINANCIAL SERVICES CORPORATION
Consolidated Statements of Earnings
For the Years Ended December 31, 2005 and 2004

	2005	2004
Interest income:
Interest and fees on loans	$25,114,285	16,040,700
Interest on federal funds sold	544,210	105,094
Interest and dividends on investment securities:
U.S. Government agencies and mortgage-backed securities	1,206,085	725,479
Municipals	111,384	57,815
Trust preferred securities	90,000	90,000
Other	110,619	84,455

Total interest income	27,176,583	17,103,543

Interest expense:
Interest-bearing demand deposits	292,455	185,482
Savings deposits	4,488,063	834,119
Time deposits	5,552,271	3,653,684
Other	713,470	503,784

Total interest expense	11,046,259	5,177,069

Net interest income	16,130,324	11,926,474

Provision for loan losses	753,757	963,432

Net interest income after provision for loan losses	15,376,567	10,963,042

Other income:
Service charges	358,990	342,801
Gain on sale of securities	—	148,586
Mortgage referral commissions	1,258,434	865,981
Other	432,996	340,334

Total other income	2,050,420	1,697,702

Other expenses:
Salaries and employee benefits	5,716,286	5,061,196
Occupancy	955,200	900,668
Other operating	2,919,455	2,452,486

Total other expenses	9,590,941	8,414,350

Earnings before income taxes	7,836,046	4,246,394

Income tax expense	2,911,900	1,610,711

Net earnings	$4,924,146	2,635,683

Basic earnings per share	$3.22	1.78

Diluted earnings per share	$2.94	1.66

See accompanying notes to consolidated financial statements.

THE PB FINANCIAL SERVICES CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2005 and 2004

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2003	1,484,437	$7,422,185	12,464,914	2,402,860	124,804	22,414,763

Net earnings	—	—	—	2,635,683	—	2,635,683

Change in net unrealized gain (loss) on investment securities available for sale, net of tax	—	—	—	—	(186,240)	(186,240)

Balance, December 31, 2004	1,484,437	7,422,185	12,464,914	5,038,543	(61,436)	24,864,206

Net earnings	—	—	—	4,924,146	—	4,924,146

Exercise of stock options and warrants, including tax benefit of $2,028,599 from exercise of non qualified stock options	282,080	1,410,400	4,105,459	—	—	5,515,859

Change in net unrealized gain (loss) on investment securities available for sale, net of tax	—	—	—	—	(350,233)	(350,233)

Balance, December 31, 2005	1,766,517	$8,832,585	16,570,373	9,962,689	(411,669)	34,953,978

See accompanying notes to consolidated financial statements.

THE PB FINANCIAL SERVICES CORPORATION
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2005 and 2004

	2005	2004
Net earnings	$4,924,146	2,635,683

Other comprehensive income (loss):
Unrealized losses arising during the period, net of taxes of $180,424 and $45,423, respectively	(350,233)	(88,173)

Reclassification adjustment for gains on sales of investment securities available for sale included in net earnings, net of taxes of $50,519 in 2004	—	(98,067)

Other comprehensive loss, net of tax	(350,233)	(186,240)

Comprehensive income	$4,573,913	2,449,443

See accompanying notes to consolidated financial statements.

THE PB FINANCIAL SERVICES CORPORATION
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net earnings	$4,924,146	2,635,683
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	527,361	319,357
Provision for loan losses	753,757	963,432
Deferred income taxes	(415,997)	(298,160)
Gain on sale of investment securities	—	148,586
Change in:
Net deferred loan fees	(79,084)	(93,883)
Cash surrender value life insurance	(148,859)	(105,100)
Accrued interest receivable and other assets	(723,157)	(1,116,128)
Accrued interest payable and other liabilities	420,989	458,932

Net cash provided by operating activities	5,259,156	2,912,719

Cash flows from investing activities:
Purchase of investment securities available for sale	(16,797,753)	(15,985,918)
Purchase of investment securities held to maturity	—	(2,995,313)
Proceeds from calls and maturities of investment securities available for sale	2,292,221	8,797,552
Proceeds from calls and maturities of investment securities held to maturity	281,621	221,367
Proceeds from sales of investment securities available for sale	—	5,147,853
Purchase of other investments	(475,830)	(1,262,750)
Sales of other investments	576,900	—
Net change in loans	(84,470,030)	(88,445,466)
Purchases of premises and equipment	(127,545)	(613,839)
Purchase of cash value life insurance	—	(1,462,000)
Proceeds from sales of other real estate	525,000	—

Net cash used by investing activities	(98,195,416)	(96,598,514)

Cash flows from financing activities:
Net change in deposits	105,890,638	83,631,605
Net change in securities sold under retail repurchase agreements	—	(477,120)
Proceeds from Federal Home Loan Bank borrowings	—	18,000,000
Repayments on Federal Home Loan Bank borrowings	(17,100,000)	(7,000,000)
Proceeds from issuance of junior subordinated debentures	5,155,000	—
Exercise of stock option and warrants, net of tax benefit	3,487,260	—

Net cash provided by financing activities	97,432,898	94,154,485

Net change in cash and cash equivalents	4,496,638	468,690

Cash and cash equivalents at beginning of year	20,211,803	19,743,113

Cash and cash equivalents at end of year	$24,708,441	20,211,803

THE PB FINANCIAL SERVICES CORPORATION
Consolidated Statements of Cash Flows, continued
For the Years Ended December 31, 2005 and 2004

	2005	2004
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$10,194,919	4,943,601
Income taxes	$3,371,150	1,551,000

Noncash investing and financing activities:
Change in net unrealized gain on investment Securities available for sale, net of tax	$350,233	(186,240)
Transfer of loans to other real estate	$525,000	—
Tax benefit from exercise of non qualified options	$2,028,599	—
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
In March 2005, the Company formed PB Capital Trust II and in December 2002, the Company formed PB Capital Trust I. These Trusts were formed for the purpose of issuing trust preferred securities.
Principles of Consolidation
The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary, the Bank. All significant intercompany balances and transactions have been eliminated in consolidation. Under current accounting rules, the Trusts are not included in consolidation.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks and federal funds sold. Reserve requirements maintained with the Federal Reserve Bank, totaled $18,000 and $1,375,000 at December 31, 2005 and 2004, respectively.
Investment Securities
The Bank classifies its securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for sale in the near term. Held to maturity securities are those securities for which the Bank has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale. At December 31, 2005 and 2004, the Bank classified all of its investment securities as available for sale and held to maturity.
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
Other Investments
Other investments include equity securities of the Federal Reserve Bank, Federal Home Loan Bank and Community Financial Services, Inc., which do not have readily determinable fair values. These investments are carried at cost.
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

		2005	2004
Net earnings	As reported	$4,924,146	2,635,683
	Effect of stock options, net of tax	(456,870)	(58,644)

	Proforma	$4,467,276	2,577,039

Basic earnings per share	As reported	$3.22	1.78
	Effect of stock options, net of tax	(0.30)	(0.04)

	Proforma	$2.92	1.74

Diluted earnings per share	As reported	$2.94	1.66
	Effect of stock options, net of tax	(0.27)	(0.04)

	Proforma	$2.67	1.62

The weighted average grant-date fair value of options granted in 2005 and 2004 was $6.34 and $6.11, respectively. The fair value of each option is estimated on the date of grant using the Black Scholes options-pricing model with the following weighted average assumptions used for grants in 2005 and 2004: dividend yield of 0%, risk-free interest rate of 4%, expected volatility of 0%, and an expected life of ten years.
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
The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for each period is presented as follows:

	Net	Common	Per Share
For the year ended December 31, 2005	Earnings	Shares	Amount
Basic earnings per share	$4,924,146	1,528,548	$3.22

Effect of stock options	—	144,619

Diluted earnings per share	$4,924,146	1,673,167	$2.94

	Net	Common	Per Share
For the year ended December 31, 2004	Earnings	Shares	Amount
Basic earnings per share	$2,635,683	1,484,437	$1.78

Effect of stock options	—	104,297

Diluted earnings per share	$2,635,683	1,588,734	$1.66

THE PB FINANCIAL SERVICES CORPORATION
Notes to Consolidated Financial Statements, continued
(1)	Summary of Significant Accounting Policies, continued
Recent Accounting Pronouncements
Accounting for Changes and Error Corrections
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154 Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statements No. 3. SFAS No. 154 changes the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and all changes required by an accounting pronouncement when the new pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effects of the change. This standard is not expected to have a material effect on The Company’s financial position, results of operations, or disclosures.
Share-Based Payment
In December 2004, the FASB revised SFAS No. 123 (“SFAS No. 123 (R)”). SFAS No. 123 (R), Share-Based Payment, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS No. 123 (R) is effective for periods beginning after December 15, 2005. The Company will adopt the provisions of SFAS No. 123 (R) beginning January 1, 2006. The financial statement impact is not expected to be materially different from that shown in the existing pro forma disclosure required under the original SFAS No. 123.
(2)	Investment Securities
Investment securities available for sale at December 31, 2005 and 2004 are as follows:

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$19,384,608	—	394,555	18,990,053
Municipal securities	7,574,846	7,391	45,105	7,537,132
Trust preferred securities	1,000,000	—	—	1,000,000
Mortgage-backed securities	10,852,038	7,627	199,098	10,660,567

Total	$38,811,492	15,018	638,758	38,187,752

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$12,402,144	21,088	34,106	12,389,126
Municipal securities	1,252,249	8,197	8,614	1,251,832
Trust preferred securities	1,000,000	—	—	1,000,000
Mortgage-backed securities	9,709,693	19,491	99,141	9,630,043

Total	$24,364,086	48,776	141,861	24,271,001

THE PB FINANCIAL SERVICES CORPORATION
Notes to Consolidated Financial Statements, continued
(2)	Investment Securities, continued
Investment securities held to maturity at December 31, 2005 and 2004 are as follows:

December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Mortgage-backed securities	$2,493,326	—	24,905	2,468,421

December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Mortgage-backed securities	$2,774,383	6,862	—	2,781,245

The current fair value and associated unrealized losses on investments in debt securities with unrealized losses at December 31, 2005 are summarized in the table below.

	Less than 12 Months		Greater than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$10,482,363	164,313	8,507,690	230,242
Municipal securities	$3,980,324	36,352	327,383	8,753
Mortgage-backed securities	$5,611,931	60,670	7,100,741	163,333
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
The unrealized losses on debt securities as of December 31, 2005 arose due to changing interest rates and are considered to be temporary. At December 31, 2005, four out of seventeen securities issued by municipalities and six out of nineteen securities issued by U.S. government agencies and government sponsored corporations, including mortgage-backed securities contained unrealized losses and are included in the table above. These unrealized losses are considered temporary because the repayment sources of principal and interest are government backed and the investment risk grades on each security are acceptable.

THE PB FINANCIAL SERVICES CORPORATION
Notes to Consolidated Financial Statements, continued
(2)	Investment Securities, continued
The amortized cost and estimated fair value of investment securities held to maturity and available for sale at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due from one to five years	$—	$—	19,387,280	19,009,824
Due from five to ten years	—	—	3,991,220	3,954,869
Due after ten years	—	—	4,580,954	4,562,492
Mortgage-backed securities	2,493,326	2,468,421	10,852,038	10,660,567

	$2,493,326	2,468,421	38,811,492	38,187,752

For the year ended December 31, 2005, the Company sold no investment securities available for sale. For the year ended December 31, 2004, the Company sold investment securities available for sale for $5,147,853 and realized gross gains of $154,234 and gross losses of $5,648 on those sales.
At December 31, 2005 and 2004 securities with a carrying value of approximately $8,665,000 and $8,159,000, respectively, were pledged to secure public deposits and for other purposes as required by law.
(3)	Loans
Major classifications of loans at December 31, 2005 and 2004 are summarized as follows:

	2005	2004
Commercial	$72,440,193	38,793,340
Real estate – commercial and residential	166,342,308	146,421,435
Real estate – construction	124,682,506	88,607,022
Real estate – home equity	5,506,330	8,351,273
Consumer	10,185,933	12,890,848

	379,157,270	295,063,918
Less: Allowance for loan losses	3,715,767	2,971,856
Net deferred loan fees	634,483	555,399

	$374,807,020	291,536,663

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in Fulton, DeKalb and Gwinnett Counties, Georgia. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.
Changes in the allowance for loan losses were as follows:

	2005	2004
Balance at beginning of year	$2,971,856	2,123,509
Provision charged to operations	753,757	963,432
Loans charged off	(61,211)	(138,651)
Recoveries	51,365	23,566

Balance at end of year	$3,715,767	2,971,856

THE PB FINANCIAL SERVICES CORPORATION
Notes to Consolidated Financial Statements, continued
(4)	Premises and Equipment
Major classifications of premises and equipment are summarized as follows:

	2005	2004
Land	$610,482	610,482
Buildings and improvements	2,729,907	2,729,907
Furniture and equipment	2,803,322	2,671,168
Leasehold improvements	348,507	348,507
Construction in process	1,200	11,057

	6,493,418	6,371,121

Less accumulated depreciation	2,411,491	1,952,993

	$4,081,927	4,418,128

Depreciation expense was $463,746 and $452,140 for the years ended December 31, 2005 and 2004, respectively.
The Bank leases certain office facilities to third parties. For the years ended December 31, 2005 and 2004, rental income totaled approximately $71,000 and $55,000, respectively.
(5)	Deposits
At December 31, 2005, the scheduled maturities of time deposits are as follows:

2006	$135,050,800
2007	4,667,211
2008	4,583,847
2009	5,709,383
2010	8,686,162

$158,697,403

(6)	Note Payable and Other Borrowings
The Company has obtained a $250,000 line of credit with another financial institution. The debt is collateralized by 100% of the stock of the Bank, and calls for interest to be paid quarterly at the prime rate less 50 basis points. The line of credit matures in December 2006. The loan agreement contains covenants relating to the level of the allowance for loan losses, payments of dividends, regulatory capital adequacy and return on average assets. At December 31, 2005, the Company was in compliance with all loan covenants. The Company had no balances outstanding under this line of credit at December 31, 2005 and 2004.
The Bank is party to a credit facility with the Federal Home Loan Bank (“FHLB”) of Atlanta, whereby the FHLB provides credit to the Bank under varying terms. Amounts advanced by the FHLB are collateralized by a blanket lien on all 1–4 family first mortgage loans and selected commercial loans. At December 31, 2005, the carrying amount of eligible loans pledged as collateral totaled approximately $28,349,000.

THE PB FINANCIAL SERVICES CORPORATION
Notes to Consolidated Financial Statements, continued
(6)	Note Payable and Other Borrowings, continued
The FHLB advances at December 31, 2005 and 2004 are summarized as follows:

	Interest Rate	Rate
Maturity Date	December 31, 2005	Type	2005	2004
August 11, 2005	—	Fixed	—	5,000,000
March 17, 2006	—	Adjustable	—	8,000,000
May 12, 2006	4.35%	Adjustable	$1,000,000	1,000,000
June 24, 2005	—	Adjustable	—	2,100,000
November 22, 2005	—	Daily	—	2,000,000

			$1,000,000	18,100,000

Additionally, the Bank has $12,000,000 available for the purchase of overnight federal funds from three correspondent financial institutions.
(7)	Junior Subordinated Debentures
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
(7)	Junior Subordinated Debentures, continued
The proceeds received by the Company from the sale of the junior subordinated debentures for Trust I and Trust II were used to strengthen the capital position of the Bank and to accommodate current and future growth. The debentures and related accrued interest represent the sole assets of Trust I and Trust II.
(8)	Income Taxes
The components of income tax expense are as follows:

	2005	2004
Current	3,327,897	1,908,871
Deferred	(415,997)	(298,160)

	2,911,900	1,610,711

The differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

	2005	2004
Pre-tax income at statutory rates	$2,664,256	1,443,774
Differences:
Nondeductible meals and entertainment	13,002	12,525
State taxes, net of federal benefit	248,358	114,694
Tax exempt interest	(32,925)	(26,076)
Increase in cash surrender value of life insurance	(50,612)	(35,700)
Other	69,821	101,494

	$2,911,900	1,610,711

The following summarizes the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities. The net deferred tax asset is included as a component of other assets at December 31, 2005 and 2004.

	2005	2004
Deferred tax assets:
Allowance for loan losses	$1,366,977	1,083,330
Deferred loan fees	240,850	210,829
Deferred compensation	331,056	207,741
Unrealized loss on investment securities and available for sale	212,072	31,649
Other	—	6,590

Total gross deferred tax assets	2,150,955	1,540,139

Deferred tax liabilities:
Accumulated depreciation	(225,068)	(210,672)

Total gross deferred tax liabilities	(225,068)	(210,672)

Net deferred tax asset	$1,925,887	1,329,467

THE PB FINANCIAL SERVICES CORPORATION
Notes to Consolidated Financial Statements, continued
(9)	Related Party Transactions
The Bank conducts transactions with directors and executive officers, including companies in which they have beneficial interests, in the normal course of business. It is the policy of the Bank that loan transactions with directors and officers be made on substantially the same terms as those prevailing at the time made for comparable loans to other customers. The following is a summary of activity for related party loans for 2005:

Beginning balance	$6,596,622
New loans	17,521,319
Repayments	(12,030,742)

Ending balance	$12,087,199

At December 31, 2005 and 2004, the Bank had deposit relationships with related parties of approximately $6,052,000 and $13,433,000, respectively.
The Bank had a lease agreement with one of its directors for office space located in the Bank’s building. Although the lease expired December 31, 2001, the Bank continues to lease the space to this director on a month-to-month basis and receives monthly lease payments of $2,037 plus certain executory costs.
(10)	Commitments
The Bank leases various banking facilities and equipment under operating lease arrangements. Future minimum lease payments required for all operating leases having a remaining term in excess of one year at December 31, 2005 are as follows:

Year Ending December 31,
2006	$236,617
2007	221,633
2008	196,055
2009	162,595
2010	167,153
Thereafter	331,112

Total minimum obligation	$1,315,165

The total rent expense was approximately $228,000 and $203,000 for 2005 and 2004, respectively.
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
In most cases, the Bank does require collateral or other security to support financial instruments with credit risk.

	Contractual Amount
	2005	2004
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$116,884,000	89,249,000
Standby letters of credit	$2,476,000	1,495,000

THE PB FINANCIAL SERVICES CORPORATION
Notes to Consolidated Financial Statements, continued
(10)	Commitments, continued
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
The Bank has a 401(k) plan for the benefit of employees with eligibility subject to certain minimum age and service requirements. Under this plan, employees may contribute from two to fifteen percent of their salaries, up to the legal contribution limit. At its discretion, the Bank may match a portion of participants’ contributions. The Bank may also make an annual discretionary profit sharing contribution to the plan. The Bank contributed approximately $91,200 and $64,600 to the plan in 2005 and 2004, respectively.
The Company has an employee stock option plan and a director stock option plan. The plans were adopted for the benefit of directors and key officers and employees in order that they may purchase Company stock at a price equal to the fair market value on the date of grant. A total of 200,000 shares were reserved for possible issuance under the employee stock option plan. A total of 158,233 shares were reserved for possible issuance under the director stock option plan. The options vest over periods of time as specified in the option agreements and expire after ten years. At December 31, 2005, there were no remaining options available for grant. For those options outstanding, there is a weighted average remaining contractual life of approximately six years.
A summary of activity in these stock option plans is presented below:

	2005		2004
		Weighted		Weighted
	Option	Average Option	Option	Average Option
	Shares	Price Per Share	Shares	Price Per Share
Outstanding, beginning of year	310,383	$11.88	281,683	$11.26
Granted during the year	47,850	$18.25	34,450	$18.25
Cancelled during the year	—	—	(5,750)	$18.25
Exercised during the year	(282,080)	$12.36	—	—

Outstanding, end of year	76,153	$14.09	310,383	$11.88

Number of shares exercisable	39,223	$11.57	230,673	$10.38

THE PB FINANCIAL SERVICES CORPORATION
Notes to Consolidated Financial Statements, continued
(11)	Benefit Plans
A summary of options outstanding as of December 31, 2005 is presented below:

				Weighted
				Average Option
			Options	Price Per Share of
Options	Price	Years	Currently	Options Currently
Outstanding	Per Share	Remaining	Exercisable	Exercisable
31,653	$10.00	3-6	30,053	$10.00
12,000	$13.61	6-8	3,000	$13.61
32,500	$18.25	8-10	6,170	$18.25

76,153	$14.09		39,223	$11.57

The Company adopted a post-retirement benefit plan to provide retirement benefits to certain of the Company’s executive officers and its board of directors and to provide death benefits for the designated beneficiaries. Under this plan, single-premium, split-dollar, whole-life insurance contracts were purchased on the lives of certain executive officers and members of the board of directors. The increase in the cash surrender value of the contracts, less the Bank’s cost of funds, constitutes the Company’s contribution to the plan each year. In the event the insurance contracts fail to produce positive returns, the Company has no obligation to contribute to the plan. At December 31, 2005 and 2004, the cash surrender value of the insurance contracts was $4,302,590 and $4,153,731, respectively, and is included in the consolidated balance sheet. For the years ended December 31, 2005 and 2004, the Company recorded income, representing the increase in the cash surrender value of the contracts, of approximately $149,000 and $105,000, respectively, and incurred expenses of approximately $276,000 and $185,000, respectively.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (all as defined). Management believes, as of December 31, 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
As of December 31, 2005 the most recent notification from regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.
PB Capital Trust I and PB Capital Trust II are not consolidated by the Company under FIN 46; however, for regulatory purposes, the Trusts continue to be consolidated with the Company and, to the extent allowable under regulatory guidelines, the trust preferred securities issued by the Trusts continue to be reported as Tier 1 capital.

THE PB FINANCIAL SERVICES CORPORATION
Notes to Consolidated Financial Statements, continued
(12)	Regulatory Matters, continued
The Company’s and the Bank’s actual capital amounts and ratios are presented below.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2005:
Total Capital (to Risk-Weighted Assets)
Consolidated	$48,082	11.81%	$32,563	8.0%	N/A	N/A
Bank	$45,437	11.18%	$32,511	8.0%	$40,639	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$44,366	10.90%	$16,282	4.0%	N/A	N/A
Bank	$41,721	10.27%	$16,255	4.0%	$24,383	6.0%
Tier 1 Capital (to Average Assets)
Consolidated	$44,366	9.21%	$19,268	4.0%	N/A	N/A
Bank	$41,721	9.37%	$17,814	4.0%	$22,268	5.0%

As of December 31, 2004:
Total Capital (to Risk-Weighted Assets)
Consolidated	$32,017	10.38%	$24,665	8.0%	N/A	N/A
Bank	$31,516	10.24%	$24,624	8.0%	$30,780	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$29,045	9.42%	$12,332	4.0%	N/A	N/A
Bank	$28,544	9.27%	$12,312	4.0%	$18,468	6.0%
Tier 1 Capital (to Average Assets)
Consolidated	$29,045	8.91%	$13,033	4.0%	N/A	N/A
Bank	$28,544	8.28%	$13,783	4.0%	$17,229	5.0%
(13)	Shareholders’ Equity
Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. These restrictions for the Bank are based on the level of regulatory classified assets, prior year’s earnings, and the ratio of equity capital to total assets. At December 31, 2005 and 2004, total shareholders’ equity of the Bank was $41,309,562 and $28,481,058, respectively. The amount of dividends that the Bank could pay in 2006 without obtaining prior regulatory approval is approximately $2,462,000.
(14)	Other Operating Expense
Other operating expense for the years ended December 31, 2005 and 2004 included the following items that exceeded one percent of total revenues:

	2005	2004
Data processing	$347,685	262,634
Directors fees	$519,050	335,250
(15)	Fair Value of Financial Instruments
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

THE PB FINANCIAL SERVICES CORPORATION
Notes to Consolidated Financial Statements, continued
(15)	Fair Value of Financial Instruments, continued
The carrying amount and estimated fair values of the Company’s financial instruments at December 31, 2005 and 2004 are as follows:

	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$24,708,441	24,708,441	20,211,803	20,211,803
Investment securities available for sale	$38,187,752	38,187,752	24,271,001	24,271,001
Investment securities held to maturity	$2,493,326	2,468,421	2,774,383	2,781,245
Other investments	$1,921,680	1,921,680	2,022,750	2,022,750
Loans, net	$374,807,020	372,685,911	291,536,663	291,170,552
Cash surrender value of life insurance	$4,302,590	4,302,590	4,153,731	4,153,731

Liabilities:
Deposits	$409,795,161	409,116,275	303,904,523	303,742,151
Federal Home Loan Bank advances	$1,000,000	1,000,000	18,100,000	18,069,820
Junior subordinated debentures	$9,275,000	9,275,000	4,120,000	4,120,000

THE PB FINANCIAL SERVICES CORPORATION
Notes to Consolidated Financial Statements, continued
(16)	The PB Financial Services Corporation (Parent Company Only) Financial Information
Balance Sheets
December 31, 2005 and 2004

	2005	2004
Assets
Cash	$48,591	17,714
Investment in Bank	41,309,562	28,481,058
Investment in Trust (unconsolidated)	275,000	120,000
Other assets	2,696,396	395,505

	$44,329,549	29,014,277

Liabilities and Shareholders’ Equity
Other liabilities	$100,571	30,071
Junior subordinated debentures	9,275,000	4,120,000
Shareholders’ equity	34,953,978	24,864,206

	$44,329,549	29,014,277

Statements of Earnings
For the Years Ended December 31, 2005 and 2004

	2005	2004
Dividend income from Bank	$488,846	213,933
Dividend income from Trust	16,481	6,200
Interest expense	(488,846)	(213,933)
Other operating expenses	(261,055)	(99,721)

Loss before income tax benefit and equity in undistributed earnings of Bank	(244,574)	(93,521)

Income tax benefit	277,243	80,017

Earnings (loss) before equity in undistributed earnings of Bank	32,669	(13,504)

Equity in undistributed earnings of Bank	4,891,477	2,649,187

Net earnings	$4,924,146	2,635,683

THE PB FINANCIAL SERVICES CORPORATION
Notes to Consolidated Financial Statements, continued
(16)	The PB Financial Services Corporation (Parent Company Only) Financial Information, continued
Statements of Cash Flows
For the Years Ended December 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net earnings	$4,924,146	2,635,683
Adjustments to reconcile net earnings to net cash used by operating activities:
Equity in undistributed earnings of Bank	(4,891,477)	(2,649,187)
Amortization	6,053	6,053
Change in other assets	(278,345)	(80,766)
Change in other liabilities	70,500	11,871

Net cash used by operating activities	(169,123)	(76,346)

Cash flows used by investing activities:
Capital infusions in Bank	(8,287,260)	—
Investment in junior subordinated debentures	(155,000)	—

Net cash used by investing activities	(8,442,260)	—

Cash flows from financing activities:
Proceeds from issuance of junior subordinated debentures	5,155,000	—
Proceeds from exercise of stock options	3,487,260	—

Net cash provided by financing activities	8,642,260	—

Net change in cash	30,877	(76,346)

Cash at beginning of year	17,714	94,060

Cash at end of year	$48,591	17,714

ITEM 13. EXHIBITS
Exhibits

13.1	The PB Financial Services Corporation 2005 Annual Report to shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company’s 2005 Annual Report to Shareholders is not deemed to be filed as part of this Report.

31.1	Certification of Chief Executive Officer pursuant Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PB FINANCIAL SERVICES CORPORATION

By:	/s/ Monty G. Watson

Monty G. Watson
President and Chief Executive Officer

/s/ Kelly J. Johnson

Kelly J. Johnson
Chief and Principal Financial Officer

Date:	April 12, 2006
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

/s/ Robert D. Cheeley	DATE: April 12, 2006

Robert D. Cheeley, Director

/s/ Daniel B. Cowart	DATE: April 12, 2006

Daniel B. Cowart, Director

/s/ Paul D. Donaldson	DATE: April 12, 2006

Paul D. Donaldson, Director

/s/ Dexter R. Floyd	DATE: April 12, 2006

Dexter R. Floyd, Director

/s/ J. Edwin Howard	DATE: April 12, 2006

J. Edwin Howard, Director

/s/ John J. Howard	DATE: April 12, 2006

John J. Howard, Director

/s/ J. Stephen Hurst	DATE: April 12, 2006

J. Stephen Hurst, Director

/s/ Kelly J. Johnson	DATE: April 12, 2006

Kelly J. Johnson, Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Charles Machemehl, III	DATE: April 12, 2006

Charles Machemehl, III, Director

/s/ J. Paul Maggard	DATE: April 12, 2006

J. Paul Maggard, Director

/s/ Monty G. Watson	DATE: April 12, 2006

Monty G. Watson, Director, President, and
Chief Executive Officer