Form 10QSB
period 2006-03-31
P B FINANCIAL SERVICES CORP
filed 2006-05-11
CIK 1086173

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2006                     Commission File Number
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
Common Stock, $5.00 par value, 1,766,517 shares as of May 10, 2006.
Traditional Small Business Disclosure Format:       Yes ☐                     No ☑

Item 1. Financial Statements
THE PB FINANCIAL SERVICES CORPORATION
CONSOLIDATED BALANCE SHEETS
March 31, 2006 and December 31, 2005

	March 31, 2006	December 31,
	(Unaudited)	2005
ASSETS
Cash and due from banks	$9,053,198	$6,639,943
Interest-bearing deposits with banks	5,776,155	1,761,498
Federal funds sold	38,630,000	16,307,000

Cash and cash equivalents	53,459,353	24,708,441

Investment securities available for sale, at market value	46,385,470	38,187,752
Investment securities held to maturity, at amortized costs	2,399,301	2,493,326
Other investments	1,921,680	1,921,680
Loans, net	398,374,534	374,807,020
Property and equipment, net	3,987,795	4,081,927
Other assets	10,484,779	9,648,473

	$517,012,912	$455,848,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Noninterest-bearing demand	$61,072,691	$50,465,269
Interest-bearing demand and money market	43,950,456	38,907,444
Savings	193,750,706	161,725,045
Time deposits of $100,000 or more	92,280,878	85,833,509
Other time deposits	77,149,618	72,863,894

Total deposits	468,204,349	409,795,161

Borrowings	1,000,000	1,000,000
Junior subordinated debentures	9,275,000	9,275,000
Other liabilities	2,002,642	824,480

Total liabilities	480,481,991	420,894,641

Stockholders’ equity:
Common stock, $5.00 par value, 10,000,000 shares authorized 1,766,517 shares issued and outstanding	8,832,585	8,832,585
Additional paid in capital	16,577,424	16,570,373
Retained earnings	11,707,105	9,962,689
Accumulated other comprehensive (loss) income	(586,193)	(411,669)

Total stockholders’ equity	36,530,921	34,953,978

	$517,012,912	$455,848,619

See accompanying notes to consolidated financial statements.

THE PB FINANCIAL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005
INTEREST INCOME
Interest and fees on loans	$8,072,279	$5,080,745
Interest on investment securities	533,455	304,796
Interest on federal funds sold	340,406	113,452

Total interest income	8,946,140	5,498,993

INTEREST EXPENSE
Interest-bearing demand and money market	81,731	61,135
Savings	2,010,629	680,170
Time deposits of $100,000 or more	937,880	621,376
Other time deposits	758,723	590,321
Junior subordinated debentures	168,069	64,438
Other borrowings	10,974	139,455

Total interest expense	3,968,006	2,156,895

Net interest income	4,978,134	3,342,098

PROVISION FOR LOAN LOSSES	225,000	81,757

Net interest income after provision for loan losses	4,753,134	3,260,341

OTHER OPERATING INCOME
Service charges on deposit accounts	94,135	79,428
Mortgage referral commissions	145,696	281,158
Other income	85,187	138,732

Total other income	325,018	499,318

OTHER OPERATING EXPENSE
Salaries and benefits	1,447,649	1,330,874
Occupancy	223,512	239,623
Loss on sale of investments	26,620	—
Other expense	737,071	630,379

Total other operating expense	2,434,852	2,200,876

EARNINGS BEFORE INCOME TAXES	2,643,300	1,558,783

INCOME TAXES	898,884	605,097

NET EARNINGS	$1,744,416	$953,686

BASIC EARNINGS PER COMMON SHARE	$0.99	$0.64

DILUTED EARNINGS PER COMMON SHARE	$0.96	$0.60

See accompanying notes to consolidated financial statements

THE PB FINANCIAL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005
Net earnings	$1,744,416	$953,686

Other comprehensive income (loss):
Unrealized gains (losses) arising during the period, net of taxes of $117,082 and $143,095, respectively	(191,028)	277,772

Reclassification adjustment for gains on sales of investment securities available for sale included in net earnings, net of taxes of $10,116 in 2006	16,504	—

Other comprehensive income (loss)	(174,524)	277,772

Comprehensive income	$1,569,892	$1,231,458

See accompanying notes to consolidated financial statements

THE PB FINANCIAL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31 2006, and 2005
(Unaudited)

	2006	2005
Cash flows from operating activities
Net earnings	$1,744,416	$953,686
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of premises and equipment	105,963	116,694
Amortization	9,878	23,322
Provision for loan losses	225,000	81,757
Loss on sale of investment securities available for sale	26,620	—
Change in net deferred loan fees	(47,394)	(10,479)
Change in other assets	(752,452)	(1,557)
Change in other liabilities	1,178,162	(91,716)

Net cash provided by operating activities	2,490,193	1,071,707

Cash flows from investing activities
Proceeds from sale of securities available for sale	1,323,911	—
Purchases of investment securities available for sale	(10,288,061)	(2,993,610)
Principal repayments of investment securities available for sale	478,436	378,740
Principal repayments of investment securities held to maturity	94,196	135,772
Proceeds from sale of other investment	—	450,000
Purchases of other investments	—	(305,230)
Loans originated, net of principal repayments	(23,745,120)	(23,177,320)
Sale of other real estate owned	—	525,000
Purchases of premises and equipment	(11,831)	(60,883)

Net cash used by investing activities	(32,148,469)	(25,047,531)

Cash flows from financing activities
Decrease in borrowings	—	(10,000,000)
Net change in deposits	58,409,188	53,399,463
Issuance of Junior Subordinated Debentures	—	5,155,000

Net cash provided by financing activities	58,409,188	48,554,463

Net change in cash and cash equivalents	28,750,912	24,578,639
Cash and cash equivalents at beginning of period	24,708,441	20,211,803

Cash and cash equivalents at end of period	$53,459,353	$44,790,442

Supplemental disclosures of cashflow information:

Cash paid during the year for:
Interest	$3,996,504	$2,028,222
Income taxes	$5,000	$454,000
Expense for stock based compensation	$7,052	—
Noncash investing and financing activities:
Change in accumulated other comprehensive income, net of tax	$(174,524)	$277,772
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
The accompanying unaudited consolidated financial statements for The PB Financial Services Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes included in the Bank’s annual report included on Form 10-KSB for the year ended December 31, 2005.
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
Some of the Company’s assets and liabilities are recorded using various valuation techniques that require significant judgment as to recoverability. The collectibility of loans is reflected through the Company’s estimate of the allowance for loan losses. The Company performs periodic and systematic detailed reviews of its lending portfolio to assess overall collectibility. In addition, certain assets and liabilities are reflected at their estimated fair value in the consolidated financial statements. Such amounts are based on either quoted market prices or estimated values derived by the Company utilizing dealer quotes or market comparisons.
Use of Estimates
Management of the Company has made a number of estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Note 2 — Stock-based Compensation
The Company has an employee stock option plan and a director stock option plan. The plans were adopted for the benefit of directors and key officers and employees in order that they may purchase Company stock at a price equal to the fair market value on the date of grant. A total of 200,000 shares were reserved for possible issuance under the employee stock option plan. A total of 158,233 shares were reserved for possible issuance under the director stock option plan. The options vest over periods of time as specified in the option agreements and expire after ten years. During the three months ended March 31, 2006, no options were granted, no options were cancelled and no options were exercised.
At March 31, 2006, a total of 76,153 options were outstanding at a weighted average option price per share of $14.09 and 40,323 option shares were exercisable at a weighted average option price per share of $11.69.
The Company, adopted the FASB’s SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)) on the required effective date, January 1, 2006, using the modified prospective transition method provided for under the standard. SFAS No. 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires an entity to recognize as compensation expense the grant-date fair value of stock options and other equity-based compensation granted to employees within the income statement using a fair-value-based method, eliminating the intrinsic value method of accounting previously permissible under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations.
Expense treatment under SFAS No. 123(R) for stock options granted through March 2006, increased pre-tax compensation expense by $7,052 for March 31, 2006. The Company estimates the full year increase in compensation expense due to the expensing of stock options for 2006 is approximately $71,790.
As of March 31, 2006, there was $210,202 of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Corporation’s stock-based compensation plans. That cost is expected to be recognized as expense over the remaining five years, as these options vest.
Prior to January 1, 2006, The Company accounted for its share-based incentives under the FASB’s SFAS No. 123, “Accounting for Stock-Based Compensation,” which allowed two alternative accounting methods for stock-based compensation: (1) a fair-value-based method, or (2) an intrinsic-value-based method prescribed by APB No. 25 and related interpretations. The Company elected to use the intrinsic-value-based method of accounting for stock-based compensation under APB No. 25, and adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”

Pro forma information regarding net income and earnings per share for the three months ended March 31, 2005 is presented below as if the Corporation had accounted for all stock-based compensation under the fair value method of SFAS No. 123.

		Three Months
		Ended
		March 31, 2005
Net earnings	As reported	$953,686
	Effect of stock option grant, net of tax	(21,114)

	Proforma	$932,572

Basic earnings per share	As reported	$0.64
	Proforma	$0.63

Diluted earnings per share	As reported	$0.60
	Proforma	$0.59
Again, no options were granted during 2006. The weighted average grant-date fair value of options granted in the first quarter of 2005 was $6.41. The fair value of each option is estimated on the date of grant using the Minimum Value options-pricing model with the following weighted average assumptions used for grants in the first quarter of 2005: dividend yield of 0%, risk-free interest rate of 4.5% for 2005 and an expected life of ten years. The options have a weighted average remaining contractual life of approximately 5 years.
Note 3 — Loans and Allowance for Loan Losses
Loans are reported at the gross amount outstanding, reduced by the net deferred loan fees and a valuation allowance for loan losses. Interest income is recognized over the term of the loans based on the unpaid daily principal amount outstanding. Loan origination fees are deferred and recognized as income over the actual life of the loan using the interest method. Loans are generally placed on nonaccrual status when the payment of principal and/or interest is past due 90 days or more.
The following is an analysis of the allowance for loan losses for the three-months ended March 31, 2006 and 2005:

	2006	2005
Balance, beginning of period	$3,715,767	$2,971,856
Provision for loan losses	225,000	81,757
Less:
Charge-offs	(10,161)	(34,253)
Recoveries	2,100	22,019

Net recoveries (charge-offs)	(8,061)	(12,234)

Balance, end of period	$3,932,706	$3,041,397

Note 4 — Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.
The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three-months ended March 31, 2006 is as follows:
For the three months ended March 31, 2006

	Net Earnings	Common Shares	Amount Per Share
Basic earnings per share	$1,744,416	1,766,517	$0.99

Effect of dilutive securities:
Stock options	—	43,138

Diluted earnings per share	$1,744,416	1,809,655	$0.96

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
This discussion contains certain forward-looking statements including statements relating to present or future trends or factors generally affecting the banking industry and specifically affecting The PB Financial Corporation’s operations, markets and products. Without limiting the foregoing, the words “anticipates”, “believes”, “intends”, “expects” or similar expressions are intended to identify forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Actual results could differ materially from those projected for many reasons including, without limitation, changing events and trends that have influenced the Company’s assumptions. These trends and events include (1) changes in the interest rate environment which may reduce margins, (2) non-achievement of expected growth, (3) less favorable than anticipated changes in national and local business environments and securities markets (4) adverse changes in the regulatory requirements affecting the Company, (5) greater competitive pressures among financial institutions in the Company’s market, and (6) greater than expected loan losses. Additional information and other factors that could affect future financial results are included in the Company’s annual report included on Form 10-KSB for the year ended December 31, 2005.
FINANCIAL CONDITION
At March 31, 2006, the Company’s total assets increased $61.2 million or 13.4% from December 31, 2005. Net loans, the primary category of assets, grew from $374.8 million to $398.4 million, an increase of $23.6 million. The majority of this increase was due to loan growth of approximately $15.4 million in our construction loans. Construction growth is largely related to several new large acquisition and development loans. In addition, at our North Fulton branch loans increased $5.9 million. The remaining growth in assets is due to the $22.3 million increase in federal funds sold from December 31, 2005. This excess liquidity was due to the large increase in deposits.
Deposits increased $58.4 million to $468.2 million during 2006. This growth is a result of $10.6 million increase in non interest bearing demand, $5.0 million increase in interest bearing demand and money market accounts, an increase of $32.0 million in savings deposits and an increase of $10.7 million in time deposits from December 31, 2005.
The majority of these increases are due to an $18.5 million increase in Duluth, $5.0 million increase at our Gwinnett branch, $22.0 million increase at our Dunwoody branch and $13.4 million increase at our North Fulton branch.
The increase in savings deposits was primarily attributable to the “The Peachtree Prime” account. This product is available for individuals and businesses with a rate of Prime times 60%. Time deposit growth is attributed to The Peachtree Bank offering a competitive interest rate in order to fund loan demand.
The ratio of loans to deposits was 85.1% at March 31, 2006 and 91.5% at December 31, 2005.
Investments
The investment portfolio consists of federal funds sold, U.S. government agency obligations, corporate bonds, state and county municipals, Federal Home Loan Bank stock, Community Financial Service Inc stock and Federal Reserve Bank stock, which provide the Bank with a source of liquidity and a long-term and relatively stable source of income. Additionally, the investment portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds and furnishing liquidity to The Peachtree Bank.
Loans and Allowance for Loan Losses
At March 31, 2006, net loans amounted to $398.4 million compared to $374.8 million at December 31, 2005, an increase of $23.6 million. Average loans represented 80.8% of total average earning assets for the three months ended March 31, 2006.

Major classifications of loans are as follows:

	March 31,	Percent of	December 31,	Percent of
	2006	Total	2005	Total
	(In Thousands)
Commercial	$82,442	20.46%	$72,440	19.11%
Real estate-construction	141,333	35.07%	124,683	32.88%
Real estate-commercial and residential	163,922	40.68%	166,342	43.87%
Installment loans to individuals	10,174	2.52%	10,186	2.69%
Real estate-home equity	5,119	1.27%	5,506	1.45%

Total loans	402,990	100.00%	379,157	100.00%
Less: Allowance for loan losses	3,933		3,716
Net deferred loan fees	682		634

Loans, net	$398,375		$374,807

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
An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by management and presented to the Board of Directors on a quarterly basis. The Bank uses a methodology whereby all loans are assigned a risk rating of one (superior quality) to nine (loss). Loans are categorized as one of the nine risk grades based on management’s assessment of the overall credit quality of the loan, including payment history, financial position of the borrower, underlying collateral and internal credit review. The reserve percentages are determined by management based on its evaluation of losses inherent in the various risk grades. A required reserve percentage is assigned for loans within that risk rating. In addition, the Bank has engaged an outside loan review consultant to perform, and report on an annual basis, an independent review of the quality of the loan portfolio relative to the accuracy of the Bank’s loan grading system. The allowance for loan losses is established through charges to expense in the form of a provision for loan losses. Loan losses and recoveries are charged and credited directly to the allowance. The allowance for loan losses was .98% of total loans outstanding at March 31, 2006 and December 31, 2005.
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
While it is the Bank’s policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise. After review of all relevant matters affecting loan collectibility, management believes that the allowance for loan losses is appropriate.
At March 31, 2006 and December 31, 2005, the Bank had no non accrual notes. Total loans past due greater than 30 days at March 31, 2006, were approximately $21,000 or .01% of total loans compared to $205,000 or 0.05% of total loans as December 31, 2005.
Liquidity
The Peachtree Bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors’ accounts and to supply new borrowers with funds. To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match these to meet liquidity needs. It is the policy of the Bank to monitor its liquidity to meet regulatory requirements and the local funding requirements. The Bank calculates Liquidity Ratio by calculating the ratio of net cash, short term and marketable assets to deposits and short-term liabilities. As of March 31, 2006, the ratio was 22%, which is inside the Bank’s policy that requires a Liquidity Ratio of 15%.
In addition, the Bank has arrangements with correspondent banks for short-term unsecured advances up to $12,000,000. A minimal amount was borrowed under these arrangements in 2006 and 2005.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
The Company reported net income for the three months ended March 31, 2006 of $1,744,416 compared to $953,686 for the same period one year ago.
Net interest income for the three months ended March 31, 2006 was $4,978,134 compared to $3,342,098 for the same period in 2005, with the increase attributed to the large number of interest earning assets that were added since March 31, 2005, combined with increases in the yield of these assets. As of March 31, 2006, the yield on average earning assets was 7.65% compared to 6.21% for March 31, 2005. The Bank’s cost of funds for March 31, 2006 was 3.48 % compared to 2.47% for the same period in 2005.
The rates have increased due to the increases in the feds funds rate and Prime since December 31, 2005. Overall, the Company’s net interest margin was 4.46% for March 31, 2006 compared to 3.90% for March 31, 2005. The increase in the net interest margin can be attributed to an increase in assets with a higher yield than the cost of funds for the liabilities added.
The provision for loan losses for the three months ended March 31, 2006 was $225,000 compared to $81,757 for the same period in 2005. The provision for loan losses reflects management’s estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately .98% of total loans outstanding at March 31, 2006 and December 31, 2005.

Non-interest income for the three months ended March 31, 2006 was $325,018 compared to $499,318 for the same period one year ago. The largest component of non interest income is mortgage referral income which decreased by $135,462 as a result of a slow down in the mortgage origination business due to higher rates, etc. This decrease was compounded by decrease in other income of $53,545.
Non-interest expense was $2,434,852 as of March 31, 2006, compared to $2,200,876 for the same period one year ago. The largest component of non-interest expense is salaries and benefits, which increased $116,775 for the three month period ended March 31, 2006.
Occupancy expense decreased $16,111 from $239,623 for the three months ended March 31, 2005 to $223,512 for the three months ended March 31, 2006. This is due to the fact that many of our original assets became fully depreciated in 2005.
Other expenses increased $106,692 from $630,379 as of March 31, 2005 to $737,071 as of March 31, 2006. Increases include: an increase of $18,000 in data processing fees due to the increase in number of accounts that were added since March 31, 2005; a $14,000 increase in cash value life insurance expense to properly record our liability; and an increase of $37,000 in Directors fees due to increases in monthly fees and the number of committee meetings.
In addition, the Bank recorded a loss on the sale of investments of $26,620. This loss was incurred as part of an investment swap to increase the Bank’s interest income for 2006 and over the life of the securities. The Bank substituted the investment securities for those with a higher yield.
Income tax expense for March 31, 2006 was $898,884 compared to $605,097 for the same period one year ago. The Company uses a blended effective federal tax rate of 34% and a state tax rate of 4%.
Capital Resources
At March 31, 2006, the capital ratios of the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4% and total capital to risk-weighted assets of 8%. The following table presents the Bank’s and Company’s compliance with regulatory capital requirements at March 31, 2006.

	The Peachtree Bank	Consolidated
Leverage capital ratio:	8.89%	9.44%
Risk-based capital ratios:
Tier 1 capital	10.02%	10.62%
Total capital	10.93%	11.53%

ITEM 3. Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2006, or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and since no significant deficiencies or material weaknesses were found, no changes have been made to these internal controls.

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
          Exhibit 31
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2003
Exhibit 32
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2003
(b) Report on Form 8-K
There were two reports on Form 8-K filed during the quarter ended March 31, 2006.
Form 8-K filed March 31, 2006 for Item 5.02 B
Form 8-K filed March 29, 2006 for Item 1.01

SIGNATURE
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE PB FINANCIAL SERVICES CORPORATION

March 10, 2006	/s/ MONTY G. WATSON
Monty G. Watson
President and Chief Executive Officer

March 10, 2006	/s/ KELLY J. JOHNSON
Kelly J. Johnson
Chief and Principal Financial Officer