Form 10QSB
period 2006-06-30
P B FINANCIAL SERVICES CORP
filed 2006-08-11
CIK 1086173

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2006
Commission File Number 333-78533
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
Common Stock, $5.00 par value, 1,774,153 shares as of August 10, 2006.
Traditional Small Business Disclosure Format: Yes ☐      No ☑

Item 1. Financial Statements
THE PB FINANCIAL SERVICES CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2006 and December 31, 2005

	June 30, 2006	December 31,
	(Unaudited)	2005
ASSETS
Cash and due from banks	$5,707,671	$6,639,943
Interest-bearing deposits with banks	1,587,445	1,761,498
Federal funds sold	6,628,000	16,307,000

Cash and cash equivalents	13,923,116	24,708,441

Investment securities available for sale, at market value	51,631,349	38,187,752
Investment securities held to maturity, at amortized costs	2,299,590	2,493,326
Other investments	2,321,530	1,921,680
Loans, net	445,610,486	374,807,020
Property and equipment, net	4,012,581	4,081,927
Other assets	11,179,932	9,648,473

	$530,978,584	$455,848,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Noninterest-bearing demand	$63,562,841	$50,465,269
Interest-bearing demand and money market	38,555,241	38,907,444
Savings	191,791,222	161,725,045
Time deposits of $100,000 or more	108,316,419	85,833,509
Other time deposits	78,695,364	72,863,894

Total deposits	480,921,087	409,795,161

Borrowings	—	1,000,000
Junior subordinated debentures	9,275,000	9,275,000
Other liabilities	2,786,561	824,480

Total liabilities	492,982,648	420,894,641

Stockholders’ equity:
Common stock, $5.00 par value, 10,000,000 shares authorized 1,766,517 shares issued and outstanding	8,832,585	8,832,585
Additional paid in capital	16,612,301	16,570,373
Retained earnings	13,666,801	9,962,689
Accumulated other comprehensive (loss) income	(1,115,751)	(411,669)

Total stockholders’ equity	37,995,936	34,953,978

	$530,978,584	$455,848,619

See accompanying notes to consolidated financial statements.

THE PB FINANCIAL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2005
INTEREST INCOME
Interest and fees on loans	$17,478,217	$10,949,375
Interest on investment securities	1,215,850	671,452
Interest on federal funds sold	507,942	261,398

Total interest income	19,202,009	11,882,225

INTEREST EXPENSE
Interest-bearing demand and money market	149,627	139,298
Savings	4,278,814	1,661,748
Time deposits of $100,000 or more	2,066,693	1,295,997
Other time deposits	1,598,415	1,218,401
Junior subordinated debentures	348,654	190,323
Other borrowings	18,961	189,061

Total interest expense	8,461,164	4,694,828

Net interest income	10,740,845	7,187,397

PROVISION FOR LOAN LOSSES	700,000	253,757

Net interest income after provision for loan losses	10,040,845	6,933,640

OTHER OPERATING INCOME
Service charges on deposit accounts	195,498	174,751
Mortgage referral commissions	310,476	605,414
Other income	222,833	234,288

Total other income	728,807	1,014,453

OTHER OPERATING EXPENSE
Salaries and benefits	2,933,379	2,784,353
Occupancy	492,877	477,544
Loss on sale of investments	26,620	—
Other expense	1,585,902	1,353,439

Total other operating expense	5,038,778	4,615,336

EARNINGS BEFORE INCOME TAXES	5,730,874	3,332,757

INCOME TAXES	2,026,762	1,317,079

NET EARNINGS	$3,704,112	$2,015,678

BASIC EARNINGS PER COMMON SHARE	$2.10	$1.36

DILUTED EARNINGS PER COMMON SHARE	$2.05	$1.27

See accompanying notes to consolidated financial statements

THE PB FINANCIAL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30, 2006	June 30, 2005
INTEREST INCOME
Interest and fees on loans	$9,405,938	$5,868,630
Interest on investment securities	682,395	366,656
Interest on federal funds sold	167,536	147,946

Total interest income	10,255,869	6,383,232

INTEREST EXPENSE
Interest-bearing demand and money market	67,896	78,163
Savings	2,268,185	981,578
Time deposits of $100,000 or more	1,128,813	674,621
Other time deposits	839,692	628,080
Junior subordinated debentures	180,585	125,885
Other borrowings	7,987	49,606

Total interest expense	4,493,158	2,537,933

Net interest income	5,762,711	3,845,299

PROVISION FOR LOAN LOSSES	475,000	172,000

Net interest income after provision for loan losses	5,287,711	3,673,299

OTHER OPERATING INCOME
Service charges on deposit accounts	101,363	95,323
Mortgage referral commissions	164,780	324,256
Other income	137,646	95,556

Total other income	403,789	515,135

OTHER OPERATING EXPENSE
Salaries and benefits	1,485,730	1,453,479
Occupancy	269,365	237,921
Loss on sale of investments	—	—
Other expense	848,831	723,060

Total other operating expense	2,603,926	2,414,460

EARNINGS BEFORE INCOME TAXES	3,087,574	1,773,974

INCOME TAXES	1,127,878	711,982

NET EARNINGS	$1,959,696	$1,061,992

BASIC EARNINGS PER COMMON SHARE	$1.11	$0.72

DILUTED EARNINGS PER COMMON SHARE	$1.08	$0.67

See accompanying notes to consolidated financial statements

THE PB FINANCIAL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2005
Net earnings	$3,704,112	$2,015,678

Other comprehensive income (loss):
Unrealized gains (losses) arising during the period, net of taxes of $441,650 and $19,946, respectively	(720,586)	(30,223)

Reclassification adjustment for losses on sales of investment securities available for sale included in net earnings, net of taxes of $10,116 in 2006	16,504	—

Other comprehensive income (loss)	(704,082)	(30,223)

Comprehensive income	$3,000,030	$1,985,455

See accompanying notes to consolidated financial statements

THE PB FINANCIAL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from operating activities
Net earnings	$3,704,112	$2,015,678
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of premises and equipment	211,196	235,108
Amortization	6,998	36,083
Provision for loan losses	700,000	253,757
Loss on sale of investment securities available for sale	26,620	—
Change in net deferred loan fees	(163,342)	957
Change in other assets	(1,129,848)	(610,541)
Change in other liabilities	1,962,081	(36,634)

Net cash provided by operating activities	5,317,817	1,894,408

Cash flows from investing activities
Proceeds from sale of securities available for sale	1,323,911	—
Purchases of investment securities available for sale	(16,878,667)	(10,222,940)
Principal repayments of investment securities available for sale	1,013,428	1,081,753
Principal repayments of investment securities held to maturity	194,084	105,856
Proceeds from sale of other investment	—	450,000
Purchases of other investments	(399,850)	(323,230)
Loans originated, net of principal repayments	(71,340,124)	(38,857,388)
Sale of other real estate owned	—	525,000
Construction in Process	(113,034)
Purchases of premises and equipment	(28,816)	(87,027)

Net cash used by investing activities	(86,229,068)	(47,327,976)

Cash flows from financing activities
Decrease in borrowings	(1,000,000)	(12,100,000)
Net change in deposits	71,125,926	61,854,542
Issuance of Junior Subordinated Debentures	—	5,155,000

Net cash provided by financing activities	70,125,926	54,909,542

Net change in cash and cash equivalents	(10,785,325)	9,475,974
Cash and cash equivalents at beginning of period	24,708,441	20,211,803

Cash and cash equivalents at end of period	$13,923,116	$29,687,777

Supplemental disclosures of cashflow information:

Cash paid during the year for:
Interest	$8,245,188	$4,808,617
Income taxes	$461,900	$454,000
Expense for stock based compensation	$41,928	—
Noncash investing and financing activities:
Change in accumulated other comprehensive income, net of tax	$(704,082)	$(30,233)
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
Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes included in the Bank’s annual report included on Form 10-KSB for the year ended December 31, 2005.
Acquisition Agreement
On May 24, 2006, PB Financial Services Corp. entered into a merger agreement to be acquired by Alabama National BanCorporation, a bank holding company with subsidiary banks, operating in Alabama, Florida and Georgia. The transaction is scheduled to be completed during the fourth quarter 2006 and is subject to approval by the stockholders of PB Financial Services Corp and various regulatory agencies.
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
Note 2 — Stock-based Compensation
The Company has an employee stock option plan and a director stock option plan. The plans were adopted for the benefit of directors and key officers and employees in order that they may purchase Company stock at a price equal to the fair market value on the date of grant. A total of 200,000 shares were reserved for possible issuance under the employee stock option plan. A total of 158,233 shares were reserved for possible issuance under the director stock option plan. The options vest over periods of time as specified in the option agreements and expire after ten years. During the six months ended June 30, 2006, no options were granted, 280 options were cancelled and no options were exercised.
At June 30, 2006, a total of 75,873 options were outstanding at a weighted average option price per share of $14.07 and 46,123 option shares were exercisable at a weighted average option price per share of $11.69.
The Company; adopted the FASB’s SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)) on the required effective date, January 1, 2006, using the modified prospective transition method provided for under the Standard. SFAS No. 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires an entity to recognize as compensation expense the grant-date fair value of stock options and other equity-based compensation granted to employees within the income statement using a fair-value-based method, eliminating the intrinsic value method of accounting previously permissible under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations.
Expense treatment under SFAS No. 123(R) for stock options granted through June 2006, increased pre-tax compensation expense by $41,928 for the six months ended June 30, 2006. The Company estimates the full year increase in compensation expense due to the expensing of stock options for 2006 is approximately $71,275.
As of June 30, 2006, there was $173,624 of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Corporation’s stock-based compensation plans. That cost is expected to be recognized as expense over the remaining five years, as these options vest.

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
Pro forma information regarding net income and earnings per share for the six months ended June 30, 2005 is presented below as if the Corporation had accounted for all stock-based compensation under the fair value method of SFAS No. 123.

		Six Months
		Ended
		June 30, 2005
Net earnings	As reported	$2,015,678
	Effect of stock option grant, net of tax	(299,093)

	Proforma	$1,716,585

Basic earnings per share	As reported	$1.36
	Proforma	$1.16

Diluted earnings per share	As reported	$1.27
	Proforma	$1.08
The weighted average grant-date fair value of options granted in the second quarter of 2005 was $6.33. The fair value of each option is estimated on the date of grant using the Minimum Value options-pricing model with the following weighted average assumptions used for grants in the second quarter of 2005: dividend yield of 0%, risk-free interest rate of 4.45% for 2005 and an expected life of ten years. The options have a weighted average remaining contractual life of approximately five years.
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
The following is an analysis of the allowance for loan losses for the six-months ended June 30, 2006 and 2005:

	2006	2005
Balance, beginning of period	$3,715,767	$2,971,856
Provision for loan losses	700,000	253,757
Less:
Charge-offs	(10,161)	(41,893)
Recoveries	7,100	48,265

Net charge-offs	(3,061)	6,372

Balance, end of period	$4,412,706	$3,231,985

Note 4 — Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.
The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the six months ended June 30, 2006 is as follows:
For the six months ended June 30, 2006

	Net Earnings	Common Shares	Amount Per Share
Basic earnings per share	$3,704,112	1,766,517	$2.10
Effect of dilutive securities:
Stock options	—	43,132

Diluted earnings per share	$3,704,112	1,809,649	$2.05

The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three months ended June 30, 2006 is as follows:
For the three months ended June 30, 2006

	Net Earnings	Common Shares	Amount Per Share
Basic earnings per share	$1,959,696	1,766,517	$1.11

Effect of dilutive securities:
Stock options	—	43,091

Diluted earnings per share	$1,959,696	1,809,608	$1.08

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
FINANCIAL CONDITION
At June 30, 2006, the Company’s total assets increased $75.1 million or 16.5% from December 31, 2005. Net loans, the primary category of assets, grew from $374.8 million to $445.6 million, an increase of $70.8 million. The majority of this increase was due to loan growth of approximately $40.6 million at our main construction loan department.

In late 2005, we hired a new construction officer and thus construction growth is related to the addition of his new loan relationships combined with several other new large acquisition and development loans. In addition, loans increased $11.4 million at our Duluth office, $7.1 million at our Gwinnett office and $10.4 million at our North Fulton office. The remaining growth in assets is due to the $13.6 million increase in investment securities, including available for sale, held to maturity and other investments, from December 31, 2005. This excess liquidity was due to the large increase in deposits.
Deposits increased $71.1 million to $480.9 million during 2006. This growth is a result of $13.1 million increase in non interest bearing demand, an increase of $30.1 million in savings deposits and an increase of $28.3 million in time deposits from December 31, 2005.
The majority of these increases are due to a $35.5 million increase in Duluth, $4.8 million increase at our Gwinnett branch, $19.5 million increase at our Dunwoody branch and $12.6 million increase at our North Fulton branch.
The increase in savings deposits was primarily attributable to the “The Peachtree Prime” account. This product is available for individuals and businesses with a rate of Prime times 60%. Time deposit growth is attributed to The Peachtree Bank offering a competitive interest rate in order to fund loan demand.
The ratio of loans to deposits was 92.7% at June 30, 2006 and 91.5% at December 31, 2005.
Investments
The investment portfolio consists of federal funds sold, U.S. government agency obligations, corporate bonds, state, county and municipals, Federal Home Loan Bank stock, Community Financial Service Inc stock and Federal Reserve Bank stock, which provide the Bank with a source of liquidity and a long-term and relatively stable source of income. Additionally, the investment portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds and furnishing liquidity to The Peachtree Bank.
Loans and Allowance for Loan Losses
At June 30, 2006, net loans amounted to $445.6 million compared to $374.8 million at December 31, 2005, an increase of $70.8 million. Average loans represented 84.7% of total average earning assets for the six months ended June 30, 2006.

Major classifications of loans are as follows:

	June 30,	Percent of	December 31,	Percent of
	2006	Total	2005	Total
	(In Thousands)
Commercial	$84,111	18.66%	$72,440	19.11%
Real estate-construction	171,576	38.06%	124,683	32.88%
Real estate-commercial and residential	180,361	40.01%	166,342	43.87%
Installment loans to individuals	10,654	2.36%	10,186	2.69%
Real estate-home equity	4,119	0.91%	5,506	1.45%

Total loans	450,821	100.00%	379,157	100.00%
Less: Allowance for loan losses	4,413		3,716
Net deferred loan fees	798		634

Loans, net	$445,610		$374,807

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
An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by management and presented to the Board of Directors on a quarterly basis. The Bank uses a methodology whereby all loans are assigned a risk rating of one (superior quality) to nine (loss). Loans are categorized as one of the nine risk grades based on management’s assessment of the overall credit quality of the loan, including payment history, financial position of the borrower, underlying collateral and internal credit review. The reserve percentages are determined by management based on its evaluation of losses inherent in the various risk grades. A required reserve percentage is assigned for loans within that risk rating. In addition, the Bank has engaged an outside loan review consultant to perform, and report on an annual basis, an independent review of the quality of the loan portfolio relative to the accuracy of the Bank’s loan grading system. The allowance for loan losses is established through charges to expense in the form of a provision for loan losses. Loan losses and recoveries are charged and credited directly to the allowance. The allowance for loan losses was .98% of total loans outstanding at June 30, 2006 and December 31, 2005.
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
At June 30, 2006 and December 31, 2005, the Bank had no non accrual notes. There were no loans past due greater than 30 days at June 30, 2006 compared to $205,000 or 0.05% of total loans as December 31, 2005.
Liquidity
The Peachtree Bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors’ accounts and to supply new borrowers with funds. To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match these to meet liquidity needs. It is the policy of the Bank to monitor its liquidity to meet regulatory requirements and the local funding requirements. The Bank calculates Liquidity Ratio by calculating the ratio of net cash, short term and marketable assets to deposits. As of June 30, 2006, the ratio was 14%, which is just outside the Bank’s policy that requires a Liquidity Ratio of 15%.
In addition, the Bank has arrangements with correspondent banks for short-term unsecured advances up to $12,000,000. A minimal amount was borrowed under these arrangements in 2006 and 2005.
RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
The Company reported net income for the six months ended June 30, 2006 of $3,704,112 compared to $2,015,678 for the same period one year ago.
Net interest income for the six months ended June 30, 2006 was $10,740,845 compared to $7,187,397 for the same period in 2005, with the increase attributed to the large number of interest earning assets that were added since June 30, 2005, combined with increases in the yield of these assets. As of June 30, 2006, the yield on average earning assets was 7.91% compared to 6.40% for June 30, 2005. The Bank’s cost of funds for June 30, 2006 was 3.59 % compared to 2.56% for the same period in 2005. The rates have increased due to the increases in the feds funds rate and Prime since December 31, 2005. Overall, the Company’s net interest margin was 4.63% for June 30, 2006 compared to 4.03% for June 30, 2005. The increase in the net interest margin can be attributed to an increase in assets with a higher yield than the cost of funds for the liabilities added.
The provision for loan losses for the six months ended June 30, 2006 was $700,000 compared to $253,757 for the same period in 2005. The provision for loan losses reflects management’s estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately .98% of total loans outstanding at June 30, 2006 and December 31, 2005.
Non-interest income for the six months ended June 30, 2006 was $728,807 compared to $1,014,453 for the same period one year ago. The largest component of non interest income is mortgage referral income which decreased by $294,938 as a result of a slow down in new mortgage originations and refinances due to higher rates, etc. This decrease was compounded by a decrease in other income of $11,455 and a decrease in service charge on deposit accounts of $20,747.
Non-interest expense was $5,038,778 as of June 30, 2006, compared to $4,615,336 for the same period one year ago. The largest component of non-interest expense is salaries and benefits, which increased $149,026 for the six month period ended June 30, 2006 largely due to normal salary increases
Occupancy expense increased $15,333 from $477,544 for the six months ended June 30, 2005 to $492,877 for the six months ended June 30, 2006.
Other expenses increased $232,463 from $1,353,439 as of June 30, 2005 to $1,585,902 as of June 30, 2006. Increases include: an increase of $12,000 in ATM expenses, $9,000 in internet banking and $16,000 data processing fees due to the increase in number of accounts that were added since June 30, 2005; a $22,000 increase in donations and charities due to active involvement in the communities where our branches are located, a $13,000 increase in net worth taxes, a $11,000 increase in dues and subscriptions, a $9,000 increase in cash value life insurance expense, and an increase of $80,000 in Directors fees due primarily to special board meetings and additional committee meetings that were held during the year combined with increases in monthly fees.
In addition, the Bank recorded a loss on the sale of investments of $26,620. This loss was incurred as part of an investment swap to increase the Bank’s interest income for 2006 and over the life of the securities. The Bank substituted the investment securities for those with a higher yield.
Income tax expense for June 30, 2006 was $2,026,762 compared to $1,317,079 for the same period one year ago. The Company uses a blended effective federal tax rate of 34% and a state tax rate of 4%.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
The Company reported net income for the three months ended June 30, 2006 of $1,959,696 compared to $1,061,992 for the same period one year ago. Net interest income for the three months ended June 30, 2006 was $5,762,711 compared to $3,845,299 for the same period in 2005.
The provision for loan losses for the three months ended June 30, 2006 was $475,000 compared to $172,000 for 2005. The provision for loan losses reflects management’s estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately .98% of total loans outstanding at June 30, 2006.

Non-interest income for the three months ended June 30, 2005 was $403,789 compared to $515,135 for the same period one year ago. The largest component of this decrease was the decrease of $159,476 in mortgage referral commissions due to the fact that as rates have risen the number of mortgage originations and refinances has declined.
Non-interest expense was $2,603,926 as of June 30, 2006, compared to $2,414,460 for the same period one year ago. The largest component of non-interest expense is salaries and benefits, which increased to $1,485,730 for the three-month period ended June 30, 2006 compared to $1,453,479 for the same period in the prior year. Other expenses increased $125,770 from $723,060 as of June 30, 2005 to $848,831 as of June 30, 2006 due to increases in data processing fees, directors fees, etc.
Capital Resources
At June 30, 2006, the capital ratios of the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4% and total capital to risk-weighted assets of 8%. The following table presents the Bank’s and Company’s compliance with regulatory capital requirements at June 30, 2006.

	The Peachtree Bank	Consolidated
Leverage capital ratio:	8.72%	9.54%
Risk-based capital ratios:
Tier 1 capital	9.57%	10.17%
Total capital	10.50%	11.10%

ITEM 3. Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2006, or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and since no significant deficiencies or material weaknesses were found, no changes have been made to these internal controls.

Part II Other Information
ITEM 1. LEGAL PROCEEDINGS
None
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company’s Annual Meeting of Shareholders held on May 16, 2006, the following Class III directors were reelected as directors of The PB Financial Services Corporation and were approved to serve an additional three year term ending in 2009.

	Votes For	Votes Withheld

Dexter R. Floyd	1,125,079	1,250
J. Edwin Howard	1,125,079	1,250
John J. Howard	1,125,079	1,250
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
Exhibit 31
CERTIFICATION PURSUANT TO RULE 13a-15 UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
Exhibit 32
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

SIGNATURE
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PB FINANCIAL SERVICES CORPORATION

August 10, 2006	/s/ MONTY G. WATSON

Monty G. Watson
President and Chief Executive Officer

August 10, 2006	/s/ KELLY J. JOHNSON

Kelly J. Johnson
Chief and Principal Financial Officer